Form 10-Q
period 2002-06-30
ALTIRIS INC
filed 2002-08-14
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-49793

ALTIRIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0616516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

588 West 400 South
Lindon, Utah 84042
(Address, including zip code, of
Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (801) 805-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

There were 19,797,183 shares of the Registrant’s common stock (voting and nonvoting), par value $0.0001, outstanding on August 12, 2002.

-i-

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$69,609,000	$1,023,000
Accounts receivable, net of allowances of $744,000 and $750,000, respectively	8,648,000	7,288,000
Prepaid expenses and other current assets	917,000	330,000

Total current assets	79,174,000	8,641,000
Property and equipment, net	3,026,000	2,547,000
Intangible assets, net	254,000	1,669,000
Other assets	1,093,000	88,000

Total assets	$83,547,000	$12,945,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under financing agreement	$—	$136,000
Convertible note payable and accrued interest to majority stockholder	—	3,064,000
Current portion of capital lease obligations	711,000	513,000
Current portion of note payable	233,000	292,000
Accounts payable	3,328,000	1,489,000
Accrued salaries and benefits	2,041,000	1,637,000
Other accrued expenses	2,867,000	2,258,000
Deferred revenue	8,798,000	7,323,000

Total current liabilities	17,978,000	16,712,000
Capital lease obligations, net of current portion	915,000	827,000
Note payable, net of current portion	—	73,000
Deferred revenue non-current	2,206,000	1,077,000

Total liabilities	21,099,000	18,689,000

Commitments and contingencies (Notes 6 and 8)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 and 5,044,445 shares authorized, respectively
Series A convertible preferred stock; none and 2,111,112 shares designated and outstanding, respectively (liquidation preference of $9,500,000 as of December 31, 2001)	—	9,500,000
Common stock, $0.0001 par value; 100,000,000 and 50,000,000 shares authorized, respectively; 19,537,869 and 9,206,958 shares outstanding, respectively	2,000	1,000
Class B non-voting common stock, $0.0001 par value; 258,064 shares authorized and outstanding at June 30, 2002	—	—
Additional paid-in capital	91,006,000	10,454,000
Deferred compensation	(3,652,000)	(2,267,000)
Accumulated other comprehensive loss	(131,000)	(3,000)
Accumulated deficit	(24,777,000)	(23,429,000)

Total stockholders’ equity (deficit)	62,448,000	(5,744,000)

Total liabilities and stockholders’ equity (deficit)	$83,547,000	$12,945,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Software	$8,453,000	$5,611,000	$15,734,000	$8,239,000
Services	8,751,000	2,860,000	13,032,000	6,676,000

Total revenue	17,204,000	8,471,000	28,766,000	14,915,000

Cost of revenue:
Software (inclusive of amortization of acquired intellectual property of $286,000, $912,000, $1,399,000 and $1,160,000, respectively)	609,000	1,232,000	1,874,000	1,683,000
Services	3,608,000	481,000	4,420,000	2,251,000

Total cost of revenue	4,217,000	1,713,000	6,294,000	3,934,000

Gross profit	12,987,000	6,758,000	22,472,000	10,981,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $427,000, $132,000, $727,000 and $260,000, respectively)	6,720,000	4,224,000	12,268,000	8,132,000
Research and development (exclusive of stock-based compensation of $76,000, $24,000, $129,000 and $47,000, respectively)	3,746,000	2,584,000	7,257,000	4,084,000
General and administrative (exclusive of stock-based compensation of $260,000, $81,000, $444,000 and $160,000, respectively)	1,764,000	938,000	3,200,000	1,900,000
Stock-based compensation	763,000	237,000	1,300,000	467,000
Amortization of intangible assets	—	108,000	25,000	216,000

Total operating expenses	12,993,000	8,091,000	24,050,000	14,799,000

Loss from operations	(6,000)	(1,333,000)	(1,578,000)	(3,818,000)

Other income (expense):
Interest expense	(61,000)	(199,000)	(323,000)	(296,000)
Other income, net	786,000	5,000	796,000	16,000

Other income (expense), net	725,000	(194,000)	473,000	(280,000)

Income (loss) before income taxes	719,000	(1,527,000)	(1,105,000)	(4,098,000)
Provision for income taxes	(243,000)	—	(243,000)	—

Net income (loss)	$476,000	$(1,527,000)	$(1,348,000)	$(4,098,000)

Dividends related to preferred shares	$(581,000)	$—	$(13,781,000)	$—

Net loss attributable to common stockholders	$(105,000)	$(1,527,000)	$(15,129,000)	$(4,098,000)

Basic and diluted net loss per common share	$(0.01)	$(0.17)	$(1.35)	$(0.46)

Basic and diluted weighted average common shares outstanding	13,117,000	9,084,000	11,174,000	8,883,000

Other comprehensive income (loss):
Net income (loss)	$476,000	$(1,527,000)	$(1,348,000)	$(4,098,000)
Foreign currency translation adjustment	(124,000)	—	(128,000)	—

Comprehensive income (loss)	$352,000	$(1,527,000)	$(1,476,000)	$(4,098,000)

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For The Six Months Ended June 30, 2002
(unaudited)

	Preferred Stock		Common Stock		Class B Common Stock		Additional Paid in Capital	Deferred Compen- sation	Accum- ulated Other Compre- hensive Loss	Accum- ulated Deficit	Total Stock- holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	2,111,112	$9,500,000	9,206,958	$1,000	—	$—	$10,454,000	$(2,267,000)	$(3,000)	$(23,429,000)	$(5,744,000)

Issuance of Series B preferred shares for cash at $7.50 per share, net of $800,000 of issuance costs	2,933,333	21,200,000	—	—	—	—	—	—	—	—	21,200,000
Issuance of common stock upon exercise of warrants at $5.50 per share	—	—	272,728	—	—	—	1,500,000	—	—	—	1,500,000
Issuance of Series C preferred shares for cash at $7.75 per share, net of $215,000 of issuance costs	258,064	1,785,000	—	—	—	—	—	—	—	—	1,785,000
Issuance of common stock for cash at $10.00 per share in initial public offering, net of $6,164,000 of issuance costs	—	—	5,000,000	1,000	—	—	43,835,000	—	—	—	43,836,000
Conversion of Series A preferred to common stock upon completion of IPO	(2,111,112)	(9,500,000)	2,111,112	—	—	—	9,500,000	—	—	—	—
Conversion of Series B preferred to common stock upon completion of IPO	(2,933,333)	(21,200,000)	2,933,333	—	—	—	21,200,000	—	—	—	—
Conversion of Series C preferred to Class B common stock upon completion of IPO	(258,064)	(1,785,000)	—	—	258,064	—	1,785,000	—	—	—	—
Issuance of common stock upon exercise of stock options at prices ranging from $3.00-$4.50 per share	—	—	13,738	—	—	—	47,000	—	—	—	47,000
Deferred compensation related to stock option grants, net of $70,000 of terminations	—	—	—	—	—	—	2,685,000	(2,685,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,300,000	—	—	1,300,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(128,000)	—	(128,000)
Net loss	—	—	—	—	—	—	—	—	—	(1,348,000)	(1,348,000)

Balance, June 30, 2002	—	$—	19,537,869	$2,000	258,064	$—	$91,006,000	$(3,652,000)	$(131,000)	$(24,777,000)	$62,448,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net loss	$(1,348,000)	$(4,098,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,031,000	1,716,000
Stock-based compensation	1,300,000	467,000
Foreign currency adjustments	(375,000)	—
Provision for doubtful accounts and other allowances	115,000	80,000
Amortization of debt discount	177,000	80,000
Loss on disposition of property and equipment	3,000	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,239,000)	(1,487,000)
Prepaid expenses and other current assets	(569,000)	(90,000)
Other assets	(1,009,000)	(334,000)
Accounts payable	1,740,000	1,408,000
Accrued salaries and benefits	354,000	345,000
Other accrued expenses	563,000	963,000
Deferred revenue	2,604,000	105,000

Net cash provided by (used in) operating activities	4,347,000	(845,000)

Cash flows from investing activities:
Purchase of property and equipment	(402,000)	(334,000)
Proceeds from the sale of equipment	5,000	—
Cash paid in asset acquisitions	—	(1,042,000)

Net cash used in investing activities	(397,000)	(1,376,000)

Cash flows from financing activities:
Net borrowings from (payments to) majority stockholder	(3,225,000)	2,240,000
Net borrowings (payments) under financing agreement	(136,000)	258,000
Principal payments on notes payable	(149,000)	(125,000)
Principal payments under capital lease obligations	(293,000)	(103,000)
Net proceeds from the issuance of preferred and common shares	68,368,000	2,000
Repurchase of common shares	—	(39,000)

Net cash provided by financing activities	64,565,000	2,233,000

Net increase in cash and cash equivalents	68,515,000	12,000
Effect of foreign exchange rates on cash and cash equivalents	71,000	7,000
Cash and cash equivalents, beginning of period	1,023,000	629,000

Cash and cash equivalents, end of period	$69,609,000	$648,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$220,000	$166,000
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$580,000	$872,000
Issuance of common shares in connection with asset acquisitions:
Assets acquired	$—	$3,287,000
Liabilities assumed	$—	$964,000
Value of common shares issued	$—	$2,323,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)    Organization and description of business

Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company operates in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect the Company’s future operating results and cash flows and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, and risks associated with foreign currencies. Failure by the Company to anticipate or respond adequately to technological developments in its industry, changes in customer requirements or changes in industry standards could have a material adverse effect on the Company’s business and operating results.

The Company develops and markets Information Technology (“IT”) lifecycle management software products that enable IT professionals to better utilize and manage corporate IT resources. The Company markets its software products through original equipment manufacturers (“OEM”), software distributors and directly to end user licensees.

(2)    Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) on the same basis as the Company’s audited annual financial statements, and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 22, 2002 are adequate to make the information presented not misleading.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. The results of operations for the three and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of Altiris, Inc. and its wholly owned subsidiaries, Altiris Australia Pty Ltd. (“Altiris Australia”), Altiris Computing Edge, Inc., Altiris GmbH, Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris b.v., and Altiris Singapore Pte Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Revenue recognition

In October 1997, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 97-02, Software Revenue Recognition, which has been amended by SOP 98-09. SOP 97-02, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, annual upgrade protection (“AUP”), technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

The Company licenses its IT lifecycle management software products under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of the Company’s software to OEM’s, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue in the accompanying statements of operations. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

The Company provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience is not recognized until the return right lapses.

License and Distribution Agreement

During the year ended December 31, 2001, the Company entered into a License and Distribution Agreement with an OEM. The Company and the OEM have agreed to develop and market an integrated product combining the Company’s server deployment and provisioning technology with a new line of the OEM’s servers. The OEM will then be the distributor for the developed product. The OEM agreed to pay the Company $1.2 million for contract research and development and minimum royalties of $800,000. The $800,000 of minimum royalties was prepaid to the Company and $800,000 was deferred as of December 31, 2001. The Company recognized $150,000 of royalty income during the six months ended June 30, 2002, pursuant to the terms of the agreement based upon products shipped. Minimum prepaid royalties of $150,000, $200,000 and $300,000 will be recognized as royalties under the agreement during the years ending December 31, 2003, 2004 and 2005, respectively. Amounts for contract research and development, which are payable as certain phases of the software are delivered and accepted, are accounted for using the percentage-of-completion method. As of December 31, 2001, $200,000 of the $1.2 million for contract research and development had been billed, collected and recognized as revenue. During the six months ended June 30, 2002, an additional $500,000 of contract revenue was billed and recognized as revenue of which the entire amount was paid as of June 30, 2002.

Intangible assets

Intangible assets represent acquired intellectual property, customer lists, and assembled workforce. The intangible assets are being amortized using the straight-line method over estimated useful lives of 18 months. Amortization of acquired intellectual property is classified in cost of revenue in the accompanying statements of operations.

Impairment of long-lived assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates its property and equipment, intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of June 30, 2002, management did not consider any of the Company’s long-lived assets to be impaired.

Translation of foreign currency

The assets and liabilities of Altiris Australia, whose functional currency is the Australian dollar, have been translated to U.S. dollars using period-end exchange rates. The assets and liabilities of Altiris GmbH, Altiris Services GmbH, and Altiris b.v., whose functional currency is the Euro, have been translated to U.S. dollars using period-end exchange rates. The assets and liabilities of Altiris Ltd., Altiris S.A.R.L., and Altiris Singapore Pte Ltd., whose functional currencies are the Pound Sterling, French Franc and Singapore dollar, respectively, have been translated into Euro and then U.S. dollars using the period end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income (loss), which is a component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are reported in the accompanying condensed consolidated statements of operations.

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is provided when it is considered more likely than not that some or all of the deferred tax assets may not be realized. As of June 30, 2002 and December 31, 2001, the Company had a valuation allowance against the entire net deferred tax asset.

(3)    Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related party convertible note payable and shares issuable upon conversion of preferred stock. During the three months ended June 30, 2002 and 2001 there were 4,013,308 and 5,280,488 outstanding common share equivalents, respectively, and during the six months ended June 30, 2002 and 2001 there were 3,818,883 and 4,190,446 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(4)    Borrowings from Canopy

Effective January 1, 2001, the Company entered into a $5,000,000 convertible note payable bearing interest at the prime rate (4.84 percent as of December 31, 2001), due at the earlier of a $15,000,000 financing transaction or December 31, 2002 and secured by essentially all assets of the Company (the “2001 Note Payable”). The 2001 Note Payable was convertible into common stock at the option of the holder at a conversion rate equal to the fair market value of the Company’s common stock at the time of conversion.

In connection with the 2001 Note Payable, the Company issued a five-year warrant to purchase 272,728 shares of the Company’s common stock at $5.50 per share. This warrant was valued at $1.17 per share or $320,000 in total. The fair value of the warrant was calculated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.85 percent, dividend yield rate of 0 percent, volatility factor of 20.01 percent and a life of five years. The value of the warrant was recorded as additional paid-in capital with the corresponding amount recorded as a debt discount. As of December 31, 2001, the remaining debt discount of $160,000 was netted against the related convertible note payable balance in the accompanying condensed consolidated balance sheet and was being amortized as interest expense over the remaining life of the note. As of December 31, 2001, total borrowings and accrued interest due to Canopy on the 2001 Note Payable amounted to $3,064,000, net of the debt discount. On February 21, 2002, the Company used a portion of the proceeds from the sale of New Series B Preferred (see note 5) to pay in full its borrowings and accrued interest under the 2001 Note Payable to Canopy and the 2001 Note Payable was cancelled. The remaining debt discount was charged to interest expense in the three-months ended March 31, 2002 as a result of the cancellation of the 2001 Note Payable.

(5)    Equity transactions

Convertible Preferred Stock

In February 2002, the Company’s stockholders approved an amended and restated Certificate of Incorporation. The amended and restated Certificate of Incorporation increased the authorized shares of preferred stock of the Company by 2,933,333 shares, from 2,111,112 shares to 5,044,445 shares and authorized a series of preferred stock of the Company designated as Series B Preferred Stock (the “New Series B Preferred”).

On February 21, 2002, the Company sold the 2,933,333 shares of Series B Preferred to entities affiliated with Technology Crossover Ventures and vSpring Capital through a private offering for aggregate proceeds of $22,000,000. In connection with the offering, the Company incurred issuance costs, including legal fees, of $800,000. During the three months ended March 31, 2002, the Company recorded a dividend related to the New Series B Preferred in the amount of $13,200,000 representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the sales price of $7.50 per share and the estimated share value of $12.00 per share for financial reporting purposes based on the estimated price range for the Company’s initial public offering (“IPO”). As the Company had an accumulated deficit, the dividend was recorded as an increase and corresponding decrease in additional paid-in capital.

On May 2, 2002, the Company’s stockholders approved an amended and restated Certificate of Incorporation to increase the authorized shares of preferred stock of the Company by 258,064 shares, authorize a series of preferred stock of the Company designated as Series C non-voting preferred stock (the “Series C Preferred”), and authorize a new class of common stock of the Company designated as Class B non-voting common stock (the “Class B Stock”). The Class B Stock is identical to the Company’s common stock except that the Class B Stock shall not be entitled to any voting rights.

On May 2, 2002, the Company sold 258,064 shares of Series C Preferred to Dell Ventures L.P. for net proceeds of $1.8 million. During the three months ended June 30, 2002, the Company recorded a dividend related to the Series C Preferred in the amount of $581,000 representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the sales price of $7.75 per share and the estimated share value of $10.00 per share for financial reporting purposes based on the estimated price range for the Company’s IPO. As the Company had an accumulated deficit, the dividend was recorded as an increase and corresponding decrease in additional paid-in capital. The Company completed this private placement in connection with a software licensing arrangement with Dell Computer Corporation. The Company did not recognize any revenue contemporaneously with the closing of this private placement under the licensing arrangement with Dell.

Effective as of the completion of the Company’s IPO, each outstanding share of Series A Preferred and the New Series B Preferred converted into one share of common stock, and each outstanding share of Series C Preferred converted into one share of Class B Stock. Following such conversion, the Company’s amended and restated Certificate of Incorporation was amended and restated to delete all references to the Series A Preferred, the New Series B Preferred and the Series C Preferred, and 5,000,000 shares of undesignated preferred stock of the Company was authorized. The Company’s board of directors has the authority, without any further vote or action by the Company’s stockholders, to issue from time to time preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof. The authorized shares of common stock of the Company were also increased to 100,000,000 shares. All outstanding shares of Class B Stock will automatically convert into common stock on May 2, 2003.

Initial public offering

In May 2002, the Company completed its IPO of 5,000,000 shares of common stock at a price of $10.00 per share. Net proceeds to the Company after underwriting discounts and commissions and direct offering costs approximated $43.8 million. As noted above, with the completion of the IPO, the Series A preferred and New Series B Preferred were converted into 2,111,112 and 2,933,333 shares of common stock, respectively, and the Series C preferred was converted into 258,064 shares of Class B Stock.

Stock-based compensation

During the six months ended June 30, 2002, the Company granted 625,025 options with exercise prices below the estimated fair market value on the grant date resulting in $2,755,000 of compensation to be recognized over the vesting period of the underlying stock options. The deferred compensation has been recorded as a component of stockholders’ equity (deficit). Amortization of deferred compensation amounted to $763,000 and $237,000 for the three months ended June 30, 2002 and 2001, respectively. Amortization of deferred compensation amounted to $1,300,000 and $467,000 for the six months ended June 30, 2002 and 2001, respectively.

(6)    Commitments and contingencies

Legal matters

On December 23, 1999, the Company commenced a patent infringement suit against a defendant in the United States District Court for the District of Utah requesting compensatory damages and injunctive relief. In its response to the Company’s complaint, the defendant denied the claim of infringement and brought a counterclaim against the Company asserting that the patent is invalid and that the Company is infringing and diluting the defendants’ trademarks. In July 2001, the Court conducted a hearing for the purpose of construing or interpreting the claims comprising the Company’s patent, and in August 2001, the Court issued an order that narrowly construed the claims. In an effort to facilitate the Company’s appeal from the order, the Company entered into a stipulation with the defendant that based on the order, the defendant’s products do not infringe the Company’s patent. The stipulation also provided that the defendant’s counterclaims of trademark infringement and dilution should be dismissed and the remainder of the lawsuit should be stayed. The defendant’s only remaining counterclaim requests a judgment that the Company’s patent is invalid. In November 2001, the Court entered a final judgment based on the stipulation, and the Company and the defendant have each appealed the Court’s ruling to the United States Court of Appeals for the Federal Circuit. Because of the uncertainties of litigation there is no assurance the Company will ultimately prevail. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in other claims and legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and six months ended June 30, 2002 and 2001 and as of June 30, 2002 and December 31, 2001, customers that accounted for more than ten percent of total revenue and/or accounts receivable balances are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
HP/Compaq	32%	9%	32%	9%
Ingram Micro	11%	7%	11%	7%

	June 30, 2002	December 31, 2001
Accounts receivable:
HP/Compaq	17%	24%
Ingram Micro	19%	7%

(7)    Segment, geographic and customer information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

Revenue from customers located outside the United States accounted for 14 percent and 19 percent of total revenue for the three months ended June 30, 2002 and 2001, respectively. Revenue from customers located outside the United States accounted for 19 percent and 14 percent of total revenue for the six months ended June 30, 2002 and 2001, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States as of June 30, 2002.

The following table presents revenue by geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Domestic operations:
Domestic customers	$14,747,000	$6,845,000	$23,302,000	$12,755,000
International customers	379,000	261,000	944,000	723,000

Total	15,126,000	7,106,000	24,246,000	13,478,000

International operations:
Europe customers	1,845,000	1,147,000	4,000,000	1,147,000
Other customers	233,000	218,000	520,000	290,000

Total	2,078,000	1,365,000	4,520,000	1,437,000

Consolidated revenue	$17,204,000	$8,471,000	$28,766,000	$14,915,000

(8)    Subsequent event

In July 2002, the Company entered into a definitive agreement with Previo, Inc. to acquire system backup and recovery technology for an aggregate price of $1.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	the impact of quarterly fluctuations of revenue and operating results;

•	the dependence of our products on Microsoft Windows market;

•	our expectations concerning our relationship with HP;

•	levels of software license revenue;

•	future investments in or acquisitions of complementary companies, products or technologies;

•	our expectations concerning relationships with systems integrators;

•	levels of capital expenditures;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under “Factors That May Affect Future Results” in this Quarterly Report on Form 10-Q.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our IT lifecycle management solution addresses the challenges of IT deployment and migration, software and operations management, inventory and asset management, and help desk and problem resolution through scalable and integrated software products. We have grown our revenue from $14.9 million in the first six months of 2001 to $28.8 million in the first six months of 2002.

From inception through 2001, our operations were primarily funded through borrowings and equity investments from The Canopy Group, or Canopy, a principal stockholder. In May 2000, Canopy converted $9.0 million of debt and accrued interest into 2.0 million shares of our Series A preferred stock. Through February 21, 2002, we had a $5.0 million revolving credit facility with Canopy, borrowings under which were convertible into shares of our common stock. In February 2002, we completed a private placement of 2,933,333 shares of our Series B preferred stock convertible into 2,933,333 shares of common stock for net proceeds of $21.2 million. We repaid all outstanding borrowings from Canopy with a portion of the proceeds of the private placement. Additionally, in February 2002, Canopy exercised a warrant to purchase 272,728 shares of our common stock at $5.50 per share for proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.9 million. The Series C non-voting preferred stock was converted into Class B non-voting common stock at the completion of our initial public offering in May 2002, and the non-voting common stock will automatically convert into voting common stock in May 2003. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge for total consideration of $3.8 million, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks for total consideration of $0.8 million, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq’s Carbon Copy technology for total consideration of $3.6 million, which added remote control capability to our products.

We derive the large majority of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as distributors, value-added resellers, or VARs, original equipment manufacturers, or OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 14% of our total revenue for the first six months of 2001 and 19% of our total revenue for the first six months of 2002. We currently have sales people located internationally in Australia, Brazil, Canada, France, Germany, Japan, Singapore, The Netherlands and the United Kingdom.

We recognize revenue in accordance with Statement of Position 97-2, or SOP 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, AUP, technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

We license our IT lifecycle management products under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of June 30, 2002 and December 31, 2001, we had $11.0 million and 8.4 million of deferred revenue, respectively.

We derive services revenue primarily from AUP, technical support arrangements, consulting, training and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

Critical Accounting Policies

Our critical accounting policies include the following:

•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	determination of fair value of options granted to our employees;

•	impairment of long-lived assets; and

•	valuation allowances against deferred income tax assets.

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. We recognize a portion of our services revenue using the percentage of completion method. Completion is measured based on hours incurred to total estimated hours to complete the project. Also, we are required to estimate the total costs to complete the project. These estimates could change and the impact could be significant. During the six months ended June 30, 2002 and 2001, we recognized $0.2 million and $0.5 million, respectively, of contract revenue through an agreement with Compaq under the percentage of completion method and as of June 30, 2002 and December 31, 2001, we had deferred $0.5 million and $1.0 million, respectively, of contract revenue that will be recognized under the percentage of completion method as we complete the work under the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We also provide a 30-day return right. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. Revenue generated from operations in geographical locations where we do not yet have sufficient historical return experience is not recognized until the return right lapses. As of June 30, 2002 and December 31, 2001, we recorded allowances for doubtful accounts receivable and returns of $0.7 million and $0.8 million, respectively. Our actual bad debts and returns may differ from our estimates and the difference could be significant.

        Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options to employees at exercise prices less than the estimated fair value of the underlying common stock on the measurement date. We determined the estimated fair value of our common stock based on several factors including issuances of our preferred stock and our operating performance. We recorded stock-based compensation of $1.0 million in the year ended December 31, 2001 and $2.7 million during the six months ended June 30, 2002. We expect to record amortization of deferred stock-based compensation of approximately $1.3 million for the remainder of 2002 and approximately $1.5 million, $0.7 million and $0.2 million during the years ending December 31, 2003, 2004 and 2005, respectively. Had different assumptions or criteria been used to determine the stock-based compensation related to stock options, materially different amounts of stock-based compensation could have been reported.

In connection with the acquisitions of the assets of Computing Edge and Tekworks, and the Carbon Copy technology, we recorded $8.0 million of intangible assets consisting of intellectual property, customer lists and assembled workforce. The remaining intangible assets are being amortized over the estimated useful lives of 18 months. Amortization of intangible assets was $3.5 million in 2001 and $1.4 million in the six months ended June 30, 2002. We evaluate our intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value. During the year ended December 31, 2001, we determined that certain of the intangible assets were impaired as a result of competitor product releases and other changes in our operations. As a result, we recorded a $2.5 million impairment write-down of intangible assets based on our estimates of future cash flows. Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-off could have been materially different than the $2.5 million recorded.

We provided a valuation allowance of $7.5 million against our entire net deferred tax asset as of December 31, 2001. The valuation allowance was recorded given the losses we had incurred through December 31, 2001 and the uncertainties regarding our future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, a deferred tax benefit of $3.4 million would have been recorded in 2001.

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three and six months ended June 30, 2002 and 2001:

	Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software	49%	66%	55%	55%
Services	51	34	45	45

Total revenue	100	100	100	100

Cost of Revenue:
Software	4	14	7	11
Services	21	6	15	15

Total cost of revenue	25	20	22	26

Gross Profit	75	80	78	74

Operating Expenses:
Sales and marketing	39	50	43	55
Research and development	22	31	25	27
General and administrative	10	11	11	13
Stock-based compensation	4	3	5	3
Amortization of intangibles	0	1	0	1

Total operating expenses	75	96	84	99

Loss from operations	0	(16)	(6)	(25)
Other income (expense)	4	(2)	2	(2)
Provision for income taxes	(1)	0	(1)	0

Net income (loss)	3%	(18)%	(5)%	(27)%

Dividend related to preferred shares	(4)	0	(48)	0

Net loss attributable to common stockholders	(1)%	(18)%	(53)%	(27)%

Revenue.

Our total revenue increased from $8.5 million for the three months ended June 30, 2001 to $17.2 million for the three months ended June 30, 2002, representing growth of 103% and from $14.9 million for the six months ended June 30, 2001 to $28.8 million for the six months ended June 30, 2002, representing growth of 93%. Revenue from customers outside of the United States increased from $1.6 million for the three months ended June 30, 2001 to $2.5 million for the three months ended June 30, 2002, representing growth of 51%, and from $2.2 million for the six months ended June 30, 2001 to $5.5 million for the six months ended June 30, 2002, representing growth of 153%. Sales to HP/Compaq and Ingram Micro accounted for 9% and 7% of our total revenue for the three months ended June 30, 2001 and 32% and 11% of our total revenue for the three months ended June 30, 2002. Sales to HP/Compaq and Ingram Micro accounted for 9% and 7% of our total revenue for the six months ended June 30, 2001 and 32% and 11% of our total revenue for the six months ended June 30, 2002. We expect that sales to HP and Ingram Micro will continue to represent a significant portion of our total revenue in the future.

Software.    Our software revenue increased from $5.6 million for the three months ended June 30, 2001 to $8.5 million for the three months ended June 30, 2002, representing growth of 51%. The increase in the three months ended June 30, 2002 as compared to the comparable fiscal 2001 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Our software revenue increased from $8.2 million for the six months ended June 30, 2001 to $15.7 million for the six months ended June 30, 2002, representing growth of 91%. The increase during the first six months of fiscal 2002 as compared to the comparable fiscal 2001 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules. Additionally, $2.3 million of the increase was due to the impact of the acquisition of Tekworks and the Carbon Copy products. Tekworks and the Carbon Copy products were acquired on February 28, 2001 and March 30, 2001, respectively.

Services.    Services revenue increased from $2.9 million for the three months ended June 30, 2001 to $8.8 million for the three months ended June 30, 2002, representing growth of 206%. A significant portion of the growth in services revenue is due to the timing and success of the annual Microsoft Management Summit, or MMS user conference. The 2001 MMS user conference, which generated $1.9 million of revenue, was held during the first quarter of 2001 and the 2002 MMS user conference, which generated $3.9 million of revenue, was held during the second quarter of 2002. The remaining $2.0 million increase in the three months ended June 30, 2002 as compared to the comparable period of 2001 was primarily due to $1.1 million of new and renewed AUP associated with the increase in software license revenue and a $0.9 million increase in consulting and training revenue.

Services revenue increased from $6.7 million for the six months ended June 30, 2001 to $13.0 million for the six months ended June 30, 2002, representing growth of 95%. The $6.3 million increase was primarily due to the $2.0 million increase in revenue from the MMS user conference described above as well as $2.3 million of new and renewed AUP associated with the increase in software license revenue and a $1.5 million increase in consulting and training revenue.

Cost of revenue

Software.    Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $1.2 million for the three months ended June 30, 2001 to $0.6 million for the three months ended June 30, 2002, representing a decrease of 51%. The decrease was due to a $0.6 million decrease in amortization of acquired intellectual property. Cost of software revenue, excluding amortization of acquired intellectual property, was $0.3 million for both periods. The decrease in amortization of acquired intellectual property is due to the Computing Edge acquired intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property, cost of software revenue represented 4% of software revenue for the three months ended June 30, 2002 and 6% of software revenue for the three months ended June 30, 2001. The decrease as a percentage of revenue is due to electronic distribution of a majority of our software products and the fixed cost nature of significant components of cost of software revenue.

Cost of software license revenue increased from $1.7 million for the six months ended June 30, 2001 to $1.9 million for the six months ended June 30, 2002, representing an increase of 11%. The increase was due to an increase in amortization of acquired intellectual property from $1.2 million in the 2001 period to $1.4 million in the 2002 period. The increase in amortization of acquired intellectual property is primarily due to the acquisition of Tekworks and the Carbon Copy products in February and March of 2001, respectively. Excluding amortization of acquired intellectual property, cost of software revenue represented 3% of software revenue for the six months ended June 30, 2002 and 6% of software revenue for the six months ended June 30, 2001.

Services.    Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS user conference. Our cost of services revenue increased from $.5 million for the three months ended June 30, 2001 to $3.6 million for the three months ended June 30, 2002, primarily as a result of $2.5 million of costs incurred in connection with the 2002 MMS user conference held during the three months ended June 30, 2002. As discussed above, the 2001 MMS user conference was held during the first quarter of 2001. Additionally, the increase in our cost of services revenue was due to an increase of $0.6 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 17% of services revenue for the three months ended June 30, 2001 and 41% of services revenue for the three months ended June 30, 2002.

Our cost of services revenue increased from $2.3 million for the six months ended June 30, 2001 to $4.4 million for the six months ended June 30, 2002 primarily due to a $1.2 million increase in the costs associated with the 2002 MMS user conference as compared to 2001 MMS user conference and an increase of $.9 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 34% of services revenue for both the six months ended June 30, 2002 and 2001.

Operating expenses

Sales and marketing.    Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $4.2 million for the three months ended June 30, 2001 to $6.7 million for the three months ended June 30, 2002, an increase of 59%, and from $8.1 million for the six months ended June 30, 2001 to $12.3 million for the six months ended June 30, 2002, an increase of 51%. The increases in both fiscal 2002 periods as compared to the comparable fiscal 2001 periods were primarily due to increases in salaries and benefits, including commissions, from an increase in our sales and marketing personnel, including customer services and support, which increased from 113 employees at June 30, 2001 to 171 employees at June 30, 2002. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 50% of total revenue for the three months ended June 30, 2001 and 39% of total revenue for the three months ended June 30, 2002 and represented 55% of total revenue for the six months ended June 30, 2001 and 43% of total revenue for the six months ended June 30, 2002. The decreases primarily were due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase during 2002 as we expand our sales and marketing efforts.

Research and development.    Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $2.6 million for the three months ended June 30, 2001 to $3.7 million for the three months ended June 30, 2002, an increase of 45%, and from $4.1 million for the six months ended June 30, 2001 to $7.3 million for the six months ended June 30, 2002, an increase of 78%. The increases in both fiscal 2002 periods as compared to the comparable fiscal 2001 periods were primarily due to additional expenses resulting from the acquisition of Tekworks and the Carbon Copy products which occurred on February 28, 2001 and March 30, 2001, respectively. The increases also resulted from expenses associated with the hiring of additional engineering and technical writing personnel, which together with research and development personnel added as a result of the acquisition, resulted in an increase from 97 employees at June 30, 2001 to 135 employees at June 30, 2002. Research and development expense represented 31% of total revenue for the three months ended June 30, 2001 and 22% of total revenue for the three months ended June 30, 2002. Research and development expense represented 27% of total revenue for the six months ended June 30, 2001 and 25% of total revenue for the six months ended June 30, 2002. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2002. However, we expect research and development expense as a percentage of total revenue to decline over time.

General and administrative.    General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $0.9 million for the three months ended June 30, 2001 to $1.8 million for the three months ended June 30, 2002, an increase of 88%, and from $1.9 million for the six months ended June 30, 2001 to $3.2 million for the six months ended June 30, 2002, an increase of 68%. The increases in both fiscal 2002 periods as compared to the comparable fiscal 2001 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 18 employees at June 30, 2001 to 34 employees at June 30, 2002. General and administrative expense represented 11% of total revenue for the three months ended June 30, 2001 and 10% of total revenue for the three months ended June 30, 2002. General and administrative expense represented 13% of total revenue for the six months ended June 30, 2001 and 11% of total revenue for the six months ended June 30, 2002. We expect that general and administrative expense will continue to increase due to costs associated with being a public company through the remainder of 2002 yet will decrease as a percentage of total revenue.

Stock-based compensation.    Stock-based compensation expense is recorded if an option’s exercise price is below the fair market value of the common stock granted on the measurement date. We recorded deferred stock-based compensation relating to stock option grants to employees of $1.0 million and $2.7 million during the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. We recognized stock-based compensation expense of $0.2 million for the three months ended June 30, 2001, $0.8 million for the three months ended June 30, 2002, and $0.5 million for the six months ended June 30, 2001 and $1.3 million for the six months ended June 30, 2002.

Amortization of intangible assets.    Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge acquisition, excluding intellectual property. The remaining portion of intangible assets was fully amortized during the three months ended March 31, 2002. Amortization of intangible assets decreased from $0.2 million for the six months ended June 30, 2001 to $25,000 for the six months ended June 30, 2002. The decrease was primarily due to a write-down of intangibles during the third quarter of 2001. As discussed in Liquidity and Capital Resources, the investment in the previous technology will result in approximately $0.2 million of amortization for each of the next six quarters.

Other income (expense), net.    During the three and six months ended June 30, 2002 we had other income, net of $0.7 million and $0.5 million which consists primarily of interest income and foreign currency transaction gains offset by interest expense. During the three and six months ended June 30, 2001, we had other expense, net of $0.2 million and $0.3 million which consists primarily of interest expense.

Provision for income taxes.    During the three and six months ended June 30, 2002, we recorded a provision for income taxes of $0.2 million for state income taxes where we do not have net operating loss carryforwards and for foreign jurisdictions in which we generated taxable income. No provision for income taxes was recorded in the 2001 comparable periods because of the operating losses incurred.

Dividends related to convertible preferred stock.    During the three months ended March 31, 2002, we recorded a preferred stock dividend of $13.2 million representing the beneficial conversion feature related to the issuance of 2,933,333 shares of Series B preferred stock. The amount of the beneficial conversion feature was established at the date of issuance based on the difference between the sales or conversion price of $7.50 per share and the estimated fair value of common shares on the date of issuance of $12.00 per share.

In connection with the issuance of 258,064 shares of Series C non-voting preferred stock, we recorded an additional preferred stock dividend of $0.6 million in the three months ended June 30, 2002 representing the beneficial conversion feature. The amount of the dividend was based on the difference between the sales price of $7.75 per share and the estimated fair value of common shares on the date of issuance of $10.00 per share.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In May 2000, Canopy converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock through a private offering for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to Canopy upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock will automatically convert into voting common stock in May 2003.

Our operating activities provided $4.3 million of cash during the six months ended June 30, 2002 and used $0.8 million during the six months ended June 30, 2001. Net cash provided by operating activities in the first six months of 2002 consisted primarily of the net loss of $1.3 million, adjusted for $2.2 million of depreciation and amortization, $1.3 million of stock-based compensation, $0.4 million of foreign currency adjustments and a $0.1 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $2.0 million of cash during the first six months of 2002. Net cash used in operating activities in 2001 consisted primarily of the net loss of $4.1 million, adjusted for $1.8 million of depreciation and amortization, $0.5 million of stock-based compensation, and a $0.1 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $0.9 million cash during the six months ended June 30, 2001.

Accounts receivable increased from $7.3 million as of December 31, 2001 to $8.6 million as of June 30, 2002. Accounts receivable have increased at a lower rate than revenue due to efforts to accelerate cash collections. Deferred revenue increased from $8.4 million as of December 31, 2001 to $11.0 million as of June 30, 2002. Deferred revenue has increased at a lower rate than revenue primarily as a result of the impact of deferred revenue related to the annual MMS user conference and increases in training and consulting services performed in 2002.

Investing activities used $0.4 million of cash during the six months ended June 30, 2002 as compared to $1.4 million of cash used by investing activities during the six months ended June 30, 2001. Cash used in investing activities was primarily for purchases of property and equipment and also, in 2001, for asset acquisitions. In July 2002, we entered into a definitive agreement with Previo, Inc. to acquire system backup and recovery technology for an aggregate price of $1.0 million.

Financing activities provided $64.6 million of cash during the six months ended June 30, 2002 and $2.2 million of cash during the six months ended June 30, 2001. During the six months ended June 30, 2002, we received $68.4 million of cash from the issuance of common and preferred shares of stock, net of issuance costs and used $3.8 million of cash to repay borrowings and capital lease obligations. The cash provided by financing activities during the six months ended June 30, 2001 consisted primarily of $2.5 of borrowings from Canopy and under a financing agreement.

As of June 30, 2002, we had stockholders’ equity of $62.4 million and working capital of $61.2 million. Included in working capital is deferred revenue of $8.8 million, which will not require cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 3 Years
Capital leases	$1,626	$711	$915	$—
Short-term note payable	233	233	—	—
Operating leases	6,121	1,498	4,055	568

Total contractual obligations	$7,980	$2,442	$4,970	$568

As of June 30, 2002, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Quarterly Report on Form 10-Q.

We have limited operating experience, are not currently profitable and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price could decline.

We were incorporated in August 1998 and are an early stage company. We have a limited operating history which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although our revenue has increased in recent quarters, we have not been profitable in any quarter since inception, and we may not realize sufficient revenue to achieve profitability. As of June 30, 2002, we had an accumulated deficit of $24.8 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, products and services, expand our distribution channels and increase our sales and marketing activities, including expanding our United States and international field sales forces. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving profitability and, as a result, our stock price could decline. If we do achieve profitability in any period, we cannot be certain that we will be able to sustain or increase it on a quarterly or annual basis.

Our quarterly operating results are difficult to predict, and if we do not meet quarterly financial expectations of securities analysts or investors, our stock price is likely to decline.

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services.

A majority of our software revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. Many of our customers are large businesses, and if an order from one of these large customers does not occur or is deferred, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs.

Our operating expenses are based on our expectations of future revenue and are relatively fixed in the short term. We plan to increase our operating expenses. If our revenue does not increase commensurate with those expenses, net income in a given quarter could be less than expected.

If Microsoft expands its systems management software offerings that compete with our products or if the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, the demand for our products would suffer.

Microsoft may expand its offerings in the systems management software market that compete with our products. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business may be impaired and the demand for our products would suffer. In addition, if the perception among our customers and potential customers that Microsoft is going to expand its systems management software offerings that compete with our products may delay their buying decisions and limit our ability to increase market penetration and grow our business. In addition, many of our products are designed specifically for the Windows platform and designed to use current standard Microsoft technologies, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, we believe that the integration between our products and Microsoft’s products is one of our key competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports existing or future products launched by our competitors, the demand for our products would suffer. In addition, our business would be harmed if Microsoft loses market share for its Windows products. We expect our products to be dependent on the Windows market for the foreseeable future. If the market for Windows systems declines or develops more slowly than we anticipate, our ability to increase revenue could be limited. Although the market for Windows systems has grown rapidly, this growth may not continue at the same rate, or at all.

We believe that our success has depended in large part, and will continue to depend for the foreseeable future, on our ability to continue as a complementary software provider for Microsoft’s systems management server, or SMS, and operations manager products. Because we do not have any long-term arrangements with Microsoft, we cannot be certain that our relationship with Microsoft will continue or expand. Any deterioration of our relationship with Microsoft could harm our business and affect our ability to develop, market and sell our products.

If the market for IT lifecycle management software does not continue to develop as we anticipate, the demand for our products might be adversely affected.

As their needs have become more complex, many companies have been addressing their IT lifecycle management needs for systems and applications internally and only recently have become aware of the benefits of third-party software products such as ours. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party IT lifecycle management software products and their deployment of these products on an enterprise-wide basis.

Any deterioration of our relationships with HP could adversely affect our ability to develop, market and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with Compaq Computer Corporation, or Compaq. On May 3, 2002, Compaq and Hewlett-Packard Company, or HP, merged. This merger could disrupt our relationships with HP/Compaq, which would harm our business. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP could negatively impact our results of operations. Compaq accounted for approximately 24% of our revenue in 2001 and HP/Compaq accounted for approximately 32% of our revenue in the first six months of 2002. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with a new HP line of servers. If either of these agreements were terminated, our business would be harmed. Any deterioration in our relationships with HP could harm our business and adversely affect our ability to develop, market and sell our products. We expect that we will continue to be dependent on HP for a significant portion of our revenue in future periods.

We face strong competitors that have greater market share than we do and pre-existing relationships with our potential customers, and if we are unable to compete effectively, we might not be able to achieve sufficient market penetration to achieve or sustain profitability.

The market for IT lifecycle management products and services is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. We may not have the resources or expertise to compete successfully in the future. Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. If our competitors maintain significant market share, we might not be able to achieve sufficient market penetration to grow our business, and our operating results could be harmed.

We believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition. Established companies may not only develop their own systems management software, but also may also acquire or establish cooperative relationships with our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies that have not previously entered the market for IT lifecycle management software or that currently do not have products that directly compete with our products. For example, Microsoft, which has a significantly larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do, could decide to expand its existing products and offer new products that are competitive with ours. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

In addition, existing and potential competitors could elect to bundle their products with, or incorporate systems management software into, products developed by themselves or others. Developers of software products with which our products must be compatible to operate could change their products so that they will no longer be compatible with our products. If our competitors were to bundle their products in this manner or make their products non-compatible with ours, this could harm our ability to sell our products and could lead to price reductions for our products, which would likely reduce our profit margins.

If we do not expand our distribution channels, we will have to rely more heavily on our direct sales force to develop our business, which could limit our ability to increase revenue and grow our business.

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our direct sales force generated approximately 50% of our revenue in 2001 and approximately 30% of our revenue in the first six months of 2002. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, original equipment manufacturers, or OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our ability to increase our revenue and grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

We are planning to expand our sales efforts worldwide and are investing, and plan to continue to invest, substantial resources toward this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified sales personnel. Because we rely heavily on our sales organizations, any failure to expand these organizations could limit our ability to sell our products.

If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection, or AUP. Sales to existing customers represented 53% of our revenue in 2001 and 63% of our revenue in the first six months of 2002. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

We also depend on our installed customer base for future revenue from AUP renewal fees. The terms of our standard license arrangements provide for a one-time license fee and a prepayment for one year of AUP. AUP is renewable annually at the option of our customers and there are no minimum payment obligations or obligations to license additional software.

Our product sales cycle for large enterprise-wide sales often lasts in excess of three months and is unpredictable, making it difficult to plan our expenses and forecast our results of operations for any given period.

Increasingly, we are focusing more of our selling effort on large enterprises. The sales cycle for sales to large businesses is typically significantly longer than the sales cycle to small businesses. We have traditionally focused sales of our products to the workgroups and divisions of a customer, resulting in a sales cycle ranging between 30 and 90 days or even longer. If we do not correctly predict the timing of our sales, the amount of revenue we recognize in that quarter could be negatively impacted, which could negatively affect our operating results. In addition, the failure to complete sales, especially large, enterprise-wide sales, in a particular quarter or calendar year could significantly reduce revenue in that quarter, as well as in subsequent quarters over which revenue for the sale would likely be recognized. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance procedures;

•	concerns about the introduction or announcement of our competitors’ new products;

•	announcements by Microsoft relating to Windows; and

•	potential downturns in the IT market and in economic conditions generally.

Future acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

We recently acquired and integrated technologies from Compaq, Computing Edge and Tekworks. Additionally, we have entered into a definitive agreement with Previo, Inc. to acquire system backup and recovery technology for an aggregate price of $1.0 million. As part of our strategy, we intend to continue to make investments in or acquisitions of complementary companies, products or technologies. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including the following:

•	potential adverse effects on our operating results;

•	integration of acquired technologies with our existing products and technologies;

•	integration of management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company; and

•	diversion of management’s attention from other business concerns.

Further, we may have to incur debt or issue equity securities to pay for any future acquisition, either of which could affect the market price of our common stock. The sale of additional equity or convertible debt could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If we fail to manage effectively the recent, significant growth in our business, our infrastructure, management and resources might be strained and our ability to manage our business could be diminished.

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1998, to 340 employees at June 30, 2002. We currently are implementing new financial and accounting systems in our foreign offices. We will also continue to expand our other infrastructure systems, including implementing additional management information systems, customer relationship and support systems, and improve our operating and administrative systems and controls. As part of these procedures, we will need to train new employees and maintain close coordination among our executive, engineering, accounting, finance, marketing, sales, operations and customer support organizations. In addition, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

If we experience delays in developing our products, our ability to deliver product releases in a timely manner and meet customer expectations will be impaired.

We have experienced delays in developing new versions and updating releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially harmed our business. If we are unable, for technological or other reasons, to develop and introduce new and improved products or enhanced versions of our existing products in a timely manner, our business and operating results could be harmed. Difficulties in product development could delay or prevent the successful introduction, marketing and delivery of new or improved products to our customers, damage our reputation in the marketplace and limit our growth.

If we do not develop and maintain productive relationships with systems integrators, our ability to generate sales leads and increase our revenue sources will be limited.

We expect to develop and rely on additional relationships with a number of computing and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to the implementation and support of our products, as well as to help generate sales leads and assist in the sales process. Many such firms have similar, and often more established, relationships with our competitors. These systems integrators may not be able to provide the level and quality of service required to meet the needs of our customers. If we are unable to develop and maintain effective relationships with systems integrators, or if they fail to meet the needs of our customers, our business could be harmed.

Errors in our products or product liability claims asserted against us could result in decreases in customers and revenue, unexpected expenses and loss of competitive market share.

Because our software products are complex, they may contain errors or “bugs” that can be detected at any point in a product’s lifecycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs, errors in our products may be found in the future even after our products have been commercially introduced. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. In the past, we have discovered errors in our products and have experienced delays in the shipment of our products during the period required to correct these errors. Product errors could harm our business and have a material adverse effect on our results of operations. Moreover, because our products primarily support other systems and applications, such as Windows, any software errors or bugs in the operating systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides.

In addition, we may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to meet the designated standard, we will correct or replace such products. Our standard license also provides that we shall not be liable for indirect or consequential damages caused by the failure of our products. However, such limitation of liability provisions may not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions or similar limitations of liability as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims.

Our industry changes rapidly due to evolving technological standards, and our future success will depend on our ability to continue to meet the sophisticated and changing needs of our customers.

Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to the development of Windows and other operating systems generally. If we do not enhance our products to meet these evolving needs, we may not remain competitive and be able to grow our business.

We will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive products that may render existing products and services obsolete. In addition, because our products are dependent upon Windows and other operating systems, we will need to continue to respond to technological advances in these operating systems, including major revisions. Our position in the market for IT lifecycle management software for Windows and other systems and applications could be eroded rapidly by our competitors’ product advances. Consequently, the lifecycles of our products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments, and we may lack the necessary resources to make these investments on a timely basis.

We are subject to risks inherent in doing business internationally that could impair our ability to expand into foreign markets.

Sales to international customers represented approximately 16% of our revenue in 2001 and approximately 19% of our revenue in the first six months of 2002. Our international revenue is attributable principally to sales to customers in Europe. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles and problems in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection;

•	fluctuations in currency exchange rates;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations.

Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 18 months. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attack may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to tighten their IT budgets. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

We rely heavily on our intellectual property rights, and our inability to protect these rights could impair our competitive advantage, divert management attention, require additional development time and resources or cause us to incur substantial expense to enforce our rights, which could harm our ability to compete and generate revenue.

Our success is heavily dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We have been issued three patents and have two patent applications pending. However, our patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. In addition, patents may not be issued on our current or future technologies. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications which they may improperly appropriate. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

If third parties assert that our products or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs associated with defending these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

Failure to host or participate in the MMS user conference could eliminate a valuable marketing opportunity.

In the past, we have hosted the MMS user conference in which we provide training on and promote the integration between Microsoft’s SMS products and our products. We and Microsoft, with assistance from NetIQ and Compaq, hosted a successor conference, called the Microsoft Management Summit, during the week of April 29, 2002. The 2001 MMS user conference generated $1.9 million of revenue and the 2002 MMS user conference generated $3.9 million of revenue. In the event we do not continue to host this conference or we are unable to participate in this conference in the future, our revenue could be reduced and our ability to grow our business and sell our products could be negatively affected.

If we cannot continually attract and retain sufficient and qualified management, technical and other personnel, our ability to manage our business successfully and commercially introduce products could be negatively affected.

Our future success will also depend on our ability to attract and retain experienced, highly qualified management, technical, research and development, and sales and marketing personnel. The development and sales of our products could be impacted negatively if we do not attract and retain such personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. Moreover, we intend to expand the scope of our international operations and these plans will require us to attract experienced management, sales, marketing and customer support personnel for our international offices. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. In addition, new employees generally require substantial training in the use of our products, which will require substantial resources and management attention.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Our future success will depend to a significant extent on the continued service of our executive officers and certain other key employees. Of particular importance to our continued operations are our President and Chief Executive Officer, Greg Butterfield, and our Chief Technology Officer, Dwain Kinghorn. None of our executive officers and key employees is bound by an employment agreement. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key personnel could divert management’s time and result in increased operating expenses.

Future changes in accounting standards, particularly changes affecting revenue recognition, could cause unexpected revenue fluctuations.

Future changes in accounting standards, particularly those affecting revenue recognition, could require us to change our accounting policies. These changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting securities analysts and investors’ expectations. Any of these shortfalls could cause a decline in our stock price.

Our principal stockholders can exercise a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our principal stockholders, The Canopy Group, Inc., or Canopy, and two entities affiliated with Technology Crossover Ventures, or TCV, beneficially own approximately 62% of our common stock and are likely to be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

We have implemented antitakeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law and our agreements with Compaq contain provisions that may inhibit potential acquisition bids for Altiris and prevent changes in our management. Certain provisions of our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction. In addition, our agreements with Compaq contain provisions which in the event of a change of control related to certain companies allow Compaq to terminate the agreements. These provisions of our charter documents and agreements with Compaq could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

These provisions include:

•	authorizing only the Chairman of the board of directors, the Chief Executive Officer or the President of Altiris to call special meetings of stockholders;

•
establishing advance notice procedures with respect to stockholder proposals and the nomination of candidates for election of directors, other than nominations made by or at the direction of the board of directors or a committee of the board of directors;

•	prohibiting stockholders action by written consent;

•	classifying our board of directors into three classes so that the directors in each class will serve staggered three-year terms;

•	eliminating cumulative voting in the election of directors; and

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock could be subject to significant fluctuations and may decline. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks, particularly following an initial public offering, has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions; and

•	the trading volume of our common stock.

Fluctuations in the value of foreign currencies could result in currency transaction losses.

As we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the United States Dollar have caused, and we expect such fluctuation to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

Our business is principally transacted in United States Dollars. During the year ended December 31, 2001, approximately 11% of the U.S. dollar value of our invoices and during the six months of 2002 approximately 16% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, the United Kingdom and The Netherlands. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of June 30, 2002, we had no hedging contracts outstanding. At June 30, 2002, we had $69.6 million in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2002, we granted options to purchase 48,800 shares of our common stock at an exercise price of $10.00 per share. These transactions were effected under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Act.

On May 2, 2002, we sold 258,064 shares of our Series C non-voting preferred stock, par value $0.0001, to Dell Ventures L.P. at a per share price of $7.75, for net proceeds of approximately $1.8 million. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. This transaction was exempt from registration under Rule 506 of Regulation D promulgated under the Act. Dell Ventures L.P. represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transaction. The Series C non-voting preferred stock was automatically converted into Class B Non-Voting common stock, par value $0.0001, upon the closing of our initial public offering on May 29, 2002. Each share of Class B Non-Voting common stock will automatically convert into one share of voting common stock, par value $0.0001 per share, on May 2, 2003.

We commenced our initial public offering on May 23, 2002, pursuant to a Registration Statement on Form S-1 (File No. 333-83352), which the Securities and Exchange Commission declared effective on May 22, 2002. In the offering, we sold an aggregate of 5,000,000 shares of our common stock at a price of $10.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of $50 million. The aggregate net proceeds were approximately $43.8 million, after deducting underwriting discounts and commissions of $3.5 million and directly paying expenses of the offering of approximately $2.7 million. Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. and UBS Warburg LLC were the lead underwriters for the offering.

We have used and intend to continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we may use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. We have entered into a definitive agreement with Previo, Inc. to acquire system backup and recovery technology for an aggregate price of $1.0 million. Except for the foregoing, we currently have no commitments, agreements or understandings with respect to any such transactions. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products, and the rate of growth, if any, of our business. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

Effective upon the closing of the IPO, all previously outstanding Series A preferred stock and Series B preferred stock converted into common stock and the Series C non-voting preferred stock was converted into Class B non-voting common stock at the completion of our initial public offering, which non-voting common stock will automatically convert into voting common stock in May, 2003.

We filed an amended and restated Certificate of Incorporation in May of 2002, as shown in Exhibit 3.1 to this Form 10-Q, which modified the rights of holders of our common stock. This amendment and restatement increased the authorized shares of common stock, authorized undesignated shares of preferred stock, eliminated the ability of stockholders to take action by written consent, and created three classes of directors with staggered three-year terms. At the same time, we adopted amended and restated Bylaws, as shown in Exhibit 3.2 to this Form 10-Q, that also eliminated the ability of stockholders to take actions by written consent and established certain procedures for advance notice of stockholder proposals and director nominations.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2002, the holders of a majority of our outstanding capital stock, the holders of a majority of our outstanding Series A Preferred Stock and the holders of a majority of our outstanding Series B Preferred Stock approved by written consent an amendment and restatement of our Certificate of Incorporation to, among other things, (i) increase our authorized shares of capital stock to 55,302,509 shares, (ii) increase the authorized shares of our preferred stock to 5,302,509 shares, (iii) authorize a series of preferred stock designated as the “Series C Non-Voting Preferred Stock,” consisting of 258,064 shares with such rights, preferences, privileges and restrictions as set forth therein, and (iv) authorize a class of common stock designated as the “Class B Non-Voting Common Stock,” consisting of 2,000,000 shares with such rights, preferences, privileges and restrictions as set forth therein. Our stockholders approved this action by written consent in accordance with Section 228 of the Delaware General Corporation Law. The following shares were voted by written consent to approve this action: 11,615,553 shares representing our outstanding capital stock; 1,925,556 shares representing our outstanding Series A Preferred Stock; and 2,933,333 shares representing our outstanding Series B Preferred Stock.

On May 13, 2002, the holders a majority of our outstanding capital stock, the holders of a majority of our outstanding Series A Preferred Stock, and the holders of a majority of our outstanding Series B Preferred Stock approved by written consent an amendment and restatement of our Certificate of Incorporation and Bylaws to be effective on the closing of our initial public offering to, among other things, (i) increase the number of shares of our authorized common stock to 100,000,000 shares, (ii) delete all references to any series of preferred stock and instead create and authorize 5,000,000 shares of undesignated shares of preferred stock, (iii) eliminate the ability of stockholders to take actions by written consent, (iv) create three classes of directors with staggered three year terms, and (v) establish certain procedures for advance notice of stockholder proposals and director nominations.

On May 13, 2002, our stockholders also approved our Amended and Restated 2002 Stock Plan to be effective on the closing of our initial public offering, with a maximum number of shares of our common stock reserved for issuance thereunder set at 1,180,762 shares, plus an annual increase on the first day of each year (beginning on January 1, 2003) equal to the lesser of (i) 3% of the outstanding shares of common stock on the first day of the applicable year, (ii) 1,000,000 shares of common stock, or (iii) a lesser amount as our board of directors may determine.

On May 13, 2002, our stockholders also approved our 2002 Employee Stock Purchase Plan that became effective on the closing of our initial public offering, with the maximum number of shares of our common stock reserved for issuance thereunder set at 500,000 shares, plus an annual increase on the first day of each year (beginning January 1, 2003) equal to the lesser of (i) 2% of our outstanding common stock on the first day of the applicable year, (ii) 750,000 shares, and (iii) another amount as our board of directors determines.

On May 13, 2002, our stockholders also approved the form of indemnification agreement to be entered into by Altiris with each of its directors and officers.

The actions taken on May 13, 2002 were approved by written consent in compliance with Section 228 of the Delaware General Corporation Law. The following shares were voted by written consent to approve these actions: 11,615,553 shares representing our outstanding capital stock; 1,925,556 shares representing our outstanding Series A Preferred Stock; and 2,933,333 shares representing our outstanding Series B Preferred Stock.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect

3.2*	Amended and Restated Bylaws of the Registrant currently in effect

4.1**	Specimen Common Stock Certificate

4.2A**	Investor Rights Agreement, dated March 30, 2001, between Compaq Computer Corporation and the Registrant.

4.2B**	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein)

4.2C**	Registration and Expenses Agreement, dated as of April 26, 2002, among the Registrant, The Canopy Group, Inc and Moon Shadow, L.P.

10.1**	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2A**	1998 Stock Option Plan

10.2B**	Form of Option Agreement under the 1998 Stock Option Plan

10.3A**	2002 Stock Plan

10.3B**	Form of Option Agreement under the 2002 Stock Plan

10.4A**	2002 Employee Stock Purchase Plan

10.4B**	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan

10.5A**	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation

10.5B**	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation

10.5C**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000

10.5D**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000

10.5E**
Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001

10.5F**†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form 8A/A (File No. 000-49793) on July 24, 2002.

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-83352), which became effective on May 22, 2002.

†
We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

‡	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(b)    Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Dated: August 13, 2002	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2002	/s/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)