Form 10-Q
period 2002-09-30
ALTIRIS INC
filed 2002-11-15
CIK 1139650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

COMMISSION FILE NUMBER: 000-49793

ALTIRIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0616516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

588 West 400 South, Lindon, Utah	84042
(Address of Principal Executive Offices)	(Zip Code)

(801) 805-2400
(Registrant’s Telephone Number, including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

There were 19,797,433 shares of the Registrant’s common stock (voting and nonvoting), par value $0.0001, outstanding on November 13, 2002.

i

PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2002	December 31, 2001
ASSETS
Currents assets:
Cash and cash equivalents	$56,982,000	$1,023,000
Accounts receivable, net of allowances of $1,300,000 and $750,000, respectively	11,316,000	7,288,000
Prepaid expenses and other current assets	1,009,000	330,000

Total current assets	69,307,000	8,641,000

Property and equipment, net	2,977,000	2,547,000
Intangible assets, net	1,082,000	1,669,000
Long-term investments	10,623,000	—
Other assets	201,000	88,000

Total Assets	$84,190,000	$12,945,000

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities
Borrowings under financing arrangement	$—	$136,000
Convertible note payable and accrued interest	—	3,064,000
Current portion of capital lease obligations	783,000	513,000
Current portion of note payable	127,000	292,000
Accounts payable	1,793,000	1,489,000
Accrued salaries and benefits	2,434,000	1,637,000
Other accrued expenses	2,635,000	2,258,000
Deferred revenue	10,307,000	7,323,000

Total current liabilities	18,079,000	16,712,000

Capital lease obligations, net of current portion	841,000	827,000
Note payable, net of current portion	—	73,000
Deferred revenue, non-current	2,497,000	1,077,000

Total liabilities	21,417,000	18,689,000

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; none and 5,044,445 shares authorized, respectively
Series A convertible preferred stock; none and 2,111,112 shares outstanding, respectively (liquidation preference of $9,500,000 as of December 31, 2001)	—	9,500,000
Common Stock, $0.0001 par value; 100,000,000 and 50,000,000 shares authorized respectively; 19,539,369 and 9,206,958 shares outstanding, respectively	2,000	1,000
Class B non-voting common stock, $0.0001 par value; 258,064 authorized and outstanding at September 30, 2002	—	—
Additional paid-in capital	90,982,000	10,454,000
Deferred compensation	(2,986,000)	(2,267,000)
Accumulated other comprehensive loss	(88,000)	(3,000)
Accumulated deficit	(25,137,000)	(23,429,000)

Total stockholders’ equity (deficit)	62,733,000	(5,744,000)

Total liabilities and stockholders’ equity (deficit)	$84,190,000	$12,945,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Software	$10,452,000	$5,368,000	$26,186,000	$13,607,000
Services	5,522,000	3,535,000	18,554,000	10,211,000

Total revenue	15,974,000	8,903,000	44,740,000	23,818,000

Cost of revenue:
Software	263,000	328,000	739,000	851,000
Amortization of acquired IP	245,000	912,000	1,644,000	2,072,000
Write-down of acquired IP	—	1,677,000	—	1,677,000
Service	1,151,000	714,000	5,571,000	2,965,000

Total cost of revenue	1,659,000	3,631,000	7,954,000	7,565,000

Gross profit	14,315,000	5,272,000	36,786,000	16,253,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $370,000, $176,000, $1,097,000 and $436,000, respectively)	7,651,000	4,142,000	19,920,000	12,274,000
Research and development (exclusive of stock-based compensation of $67,000, $31,000, $196,000 and $78,000, respectively)	4,353,000	2,905,000	11,610,000	6,989,000
General and administrative (exclusive of stock-based compensation of $228,000, $108,000, $672,000 and $268,000, respectively)	1,833,000	1,063,000	5,033,000	2,963,000
Amortization of intangible assets	—	109,000	25,000	325,000
Write-down of intangible assets	—	788,000	—	788,000
Stock-based compensation	665,000	315,000	1,965,000	782,000

Total operating expenses	14,502,000	9,322,000	38,553,000	24,121,000

Loss from operations	(187,000)	(4,050,000)	(1,767,000)	(7,868,000)

Other income (expenses):
Interest income (expense), net	227,000	(147,000)	(96,000)	(443,000)
Other income (expense), net	(60,000)	10,000	737,000	26,000

Other income (expense), net	167,000	(137,000)	641,000	(417,000)

Loss before income taxes	(20,000)	(4,187,000)	(1,126,000)	(8,285,000)
Provision for income taxes	(339,000)	(12,000)	(582,000)	(12,000)

Net loss	(359,000)	(4,199,000)	(1,708,000)	(8,297,000)

Dividends related to preferred shares attributable to common stockholders	—	—	(13,781,000)	—

Net loss related to common stockholders	$(359,000)	$(4,199,000)	$(15,489,000)	$(8,297,000)

Basic and diluted net loss per common share	$(0.02)	$(0.46)	$(1.10)	$(0.93)

Basic and diluted weighted average common shares outstanding	19,685,000	9,093,000	14,042,000	8,953,000

Other comprehensive loss:
Net loss	$(359,000)	$(4,199,000)	$(1,708,000)	$(8,297,000)
Foreign currency translation adjustment	43,000	—	(85,000)	—

Comprehensive loss	$(316,000)	$(4,199,000)	$(1,793,000)	$(8,297,000)

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(1,708,000)	(8,297,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,624,000	2,957,000
Stock-based compensation	1,965,000	782,000
Foreign currency adjustments	(643,000)	(4,000)
Provision for doubtful accounts and other allowances	290,000	188,000
Write-off of intangible assets and acquired intellectual property	—	2,465,000
Amortization of debt discounts	186,000	137,000
Loss on disposition of property and equipment	3,000	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,111,000)	(1,398,000)
Prepaid expenses and other current assets	(660,000)	(177,000)
Other assets	(240,000)	6,000
Accounts payable	704,000	1,107,000
Accrued salaries and benefits	759,000	695,000
Other accrued expenses	339,000	974,000
Deferred revenue	4,403,000	1,975,000

Net cash provided by operating activities	3,911,000	1,410,000

Cash flows from investing activities:
Purchase of property and equipment	(606,000)	(748,000)
Cash paid for held-to-maturity investments	(10,623,000)	—
Cash paid in asset acquisitions	(1,075,000)	(1,042,000)

Net cash used in investing activities	(12,304,000)	(1,790,000)

Cash flows from financing activities:
Net borrowings from (payments to) majority stockholder	(3,225,000)	1,312,000
Net borrowings (payments) under financing agreement	(136,000)	180,000
Principal payments on notes payable	(263,000)	(225,000)
Principal payments under capital lease obligations	(475,000)	(207,000)
Net proceeds from the issuance of preferred and common shares	68,344,000	2,000
Repurchase of common shares	—	(39,000)

Net cash provided by financing activities	64,245,000	1,023,000

Net increase in cash and cash equivalents	55,852,000	643,000
Effect of foreign exchange rates on cash and cash equivalents	107,000	(14,000)
Cash and cash equivalents, beginning of period	1,023,000	629,000

Cash and cash equivalents, end of period	$56,982,000	$1,258,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$206,000	$191,000
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$759,000	$1,183,000
Issuance of common shares in connection with acquisitions:
Assets acquired	—	$3,287,000
Liabilities assumed	—	$964,000
Value of common shares issued	—	$2,323,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)    Organization and description of business

Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company develops and markets software products and services that enable organizations to better manage and utilize their Information Technology (“IT”) assets throughout their lifecycles. The Company sells and markets its IT lifecycle management products and services primarily through value-added resellers (“VARs”), software distributors, original equipment manufacturers (“OEMs”), systems integrators, online sales and the Company’s direct sales force.

(2)    Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) on the same basis as the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 declared effective by the Commission on May 22, 2002 are adequate to make the information presented not misleading.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the entire fiscal year ending December 31, 2002.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of Altiris, Inc. and its wholly owned subsidiaries, Altiris Australia Pty Ltd. (“Altiris Australia”), Altiris Computing Edge, Inc., Altiris GmbH, Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L, Altiris b.v., Altiris Estonia OÜ and Altiris Singapore Pte Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

The Company licenses its IT lifecycle management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue in the accompanying statements of operations. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or the seminars are held.

The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience is not recognized until the return right lapses.

License and Distribution Agreement

During the year ended December 31, 2001, the Company entered into a License and Distribution Agreement with an OEM. The Company and the OEM have agreed to develop and market an integrated product combining the Company’s server deployment and provisioning technology with a new line of the OEM’s servers. The OEM will then be the distributor for the developed product. The OEM agreed to pay the Company $1.2 million for contract research and development and minimum royalties of

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

$800,000. The $800,000 of minimum royalties was prepaid to the Company and $800,000 was deferred as of December 31, 2001. The Company recognized $383,000 of royalty income during the nine months ended September 30, 2002, pursuant to the terms of the agreement. Minimum prepaid royalties of $150,000, $200,000 and $300,000 will be recognized as royalties under the agreement during the years ending December 31, 2003, 2004 and 2005, respectively. Amounts for contract research and development, which are payable as certain phases of the software are delivered and accepted, are accounted for using the percentage-of-completion method. As of December 31, 2001 and September 30, 2002, $200,000 and $500,000, respectively, of the $1.2 million for contract research and development had been billed, collected and recognized as revenue.

Intangible assets

Intangible assets represent acquired intellectual property, customer lists, and assembled workforce. The intangible assets are being amortized using the straight-line method over estimated useful lives of 18 months. Amortization of acquired intellectual property is classified in cost of revenue in the accompanying statements of operations.

Impairment of long-lived assets

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates its property and equipment, intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of September 30, 2002, management did not consider any of the Company’s long-lived assets to be impaired.

Translation of foreign currencies

The assets and liabilities of our subsidiaries have been recorded in their local currencies and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive loss, which is a component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are reported in the accompanying condensed consolidated statements of operations.

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is provided when it is considered more likely than not that some or all of the deferred tax assets may not be realized. As of September 30, 2002 and December 31, 2001, the Company had a valuation allowance against the entire net deferred tax asset. The provision for income taxes in the accompanying financial statements relates to state income taxes where the Company does not have net operating loss carryforwards and for foreign jurisdictions in which the Company generated taxable income.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

(3)    Net loss per common share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related party convertible note payable and shares issuable upon conversion of preferred stock. During the three months ended September 30, 2002 and 2001 there were 4,048,711 and 6,284,863 outstanding common share equivalents, respectively, and during the nine months ended September 30, 2002 and 2001 there were 3,897,299 and 5,785,381 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

(4)    Borrowings from Canopy

Effective January 1, 2001, the Company entered into a $5,000,000 convertible note payable with The Canopy Group, Inc. (“Canopy”), a principal stockholder, bearing interest at the prime rate (4.84% as of December 31, 2001), due at the earlier of a $15,000,000 financing transaction or December 31, 2002 and secured by essentially all assets of the Company (the “2001 Note Payable”). The 2001 Note Payable was convertible into common stock at the option of the holder at a conversion rate equal to the fair market value of the Company’s common stock at the time of conversion.

In connection with the 2001 Note Payable, the Company issued a five-year warrant to purchase 272,728 shares of the Company’s common stock at $5.50 per share. This warrant was valued at $1.17 per share or $320,000 in total. The fair value of the warrant was calculated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.85%, dividend yield rate of 0%, volatility factor of 20.01% and a life of five years. The value of the warrant was recorded as additional paid-in capital with the corresponding amount recorded as a debt discount. As of December 31, 2001, the remaining debt discount of $160,000 was netted against the related convertible note payable balance in the accompanying condensed consolidated balance sheet and was being amortized as interest expense over the remaining life of the note. As of December 31, 2001, total borrowings and accrued interest due to Canopy on the 2001 Note Payable amounted to $3,064,000, net of the debt discount. On February 21, 2002, the Company used a portion of the proceeds from the sale of shares of the New Series B Preferred (see Note 5 below) to pay in full its borrowings and accrued interest under the 2001 Note Payable to Canopy and the 2001 Note Payable was cancelled. The remaining debt discount was charged to interest expense in the three-months ended March 31, 2002 as a result of the cancellation of the 2001 Note Payable.

(5)    Equity transactions

Convertible Preferred Stock

In February 2002, the Company’s stockholders approved an amended and restated Certificate of Incorporation to, among other things, (a) increase the authorized shares of preferred stock of the Company by 2,933,333 shares and (b) authorize a series of preferred stock of the Company designated as Series B Preferred Stock (the “New Series B Preferred”).

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

On February 21, 2002, the Company sold the 2,933,333 shares of Series B Preferred to entities affiliated with Technology Crossover Ventures (“TCV”) and vSpring Capital through a private offering for aggregate net proceeds of $21.2 million. During the three months ended March 31, 2002, the Company recorded a dividend related to the New Series B Preferred in the amount of $13.2 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the sales price of $7.50 per share and the estimated share value of $12.00 per share for financial reporting purposes based on the estimated price range for the Company’s then-proposed initial public offering of shares of its common stock. As the Company had an accumulated deficit, the dividend was recorded as an increase and corresponding decrease in additional paid-in capital.

On May 2, 2002, the Company’s stockholders approved an amended and restated Certificate of Incorporation to, among other things, (a) increase the authorized shares of preferred stock of the Company by 258,064 shares, (b) authorize a series of preferred stock of the Company designated as Series C non-voting preferred stock (the “Series C Preferred”), and (c) authorize a new class of common stock of the Company designated as Class B non-voting common stock (the “Class B Stock”). The Class B Stock is identical to the Company’s common stock except that the Class B Stock shall not be entitled to any voting rights.

On May 2, 2002, the Company sold 258,064 shares of Series C Preferred to Dell Ventures L.P. for net proceeds of $1.8 million. During the three months ended June 30, 2002, the Company recorded a dividend related to the Series C Preferred in the amount of $581,000 representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the sales price of $7.75 per share and the estimated share value of $10.00 per share for financial reporting purposes based on the estimated price range for the Company’s then-proposed initial public offering of shares of its common stock. As the Company had an accumulated deficit, the dividend was recorded as an increase and corresponding decrease in additional paid-in capital. The Company completed this private placement in connection with a software licensing arrangement with Dell Computer Corporation (“Dell”). The Company did not recognize any revenue contemporaneously with the closing of this private placement under the licensing arrangement with Dell.

Effective as of the completion of the Company’s initial public offering of its common stock (the “IPO”), each outstanding share of Series A Preferred and the New Series B Preferred converted into one share of common stock, and each outstanding share of Series C Preferred converted into one share of Class B Stock. Following such conversions, the Company’s Certificate of Incorporation was amended and restated to delete all references to the Series A Preferred, the New Series B Preferred and the Series C Preferred, and 5,000,000 shares of undesignated preferred stock of the Company was authorized. The Company’s board of directors has the authority, without any further vote or action by the Company’s stockholders, to issue from time to time preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof. The authorized shares of common stock of the Company were also increased to 100,000,000 shares. All outstanding shares of Class B Stock will automatically convert into common stock on May 2, 2003.

Initial public offering

In May 2002, the Company completed the sale and issuance of 5,000,000 shares of common stock in its IPO at a price of $10.00 per share. Net proceeds to the Company after underwriting discounts and commissions and direct offering costs approximated $43.8 million. As noted above, with the completion of the IPO, the Series A preferred and New Series B Preferred were converted into 2,111,112 and 2,933,333 shares of common stock, respectively, and the Series C preferred was converted into 258,064 shares of Class B Stock.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Stock-based compensation

During the nine months ended September 30, 2002, the Company granted 625,025 options with exercise prices below the estimated fair market value on the grant date resulting in $2,755,000 of compensation to be recognized over the vesting period of the underlying stock options. All of the 625,025 options were granted prior to the completion of the Company’s IPO. The deferred compensation has been recorded as a component of stockholders’ equity (deficit). Amortization of deferred compensation amounted to $665,000 and $315,000 for the three months ended September 30, 2002 and 2001, respectively. Amortization of deferred compensation amounted to $1,965,000 and $782,000 for the nine months ended September 30, 2002 and 2001, respectively.

(6)    Commitments and contingencies

Legal matters

On December 23, 1999, the Company commenced a patent infringement suit against a defendant in the United States District Court for the District of Utah requesting compensatory damages and injunctive relief. In its response to the Company’s complaint, the defendant denied the claim of infringement and brought a counterclaim against the Company asserting that the patent is invalid and that the Company is infringing and diluting the defendants trademarks. In July 2001, the Court conducted a hearing for the purpose of construing or interpreting the claims comprising the Company’s patent, and in August 2001, the Court issued an order that narrowly construed the claims. In an effort to facilitate the Company’s appeal from the order, the Company entered into a stipulation with the defendant that based on the order, the defendant’s products do not infringe the Company’s patent. The stipulation also provided that the defendant’s counterclaims of trademark infringement and dilution should be dismissed and the remainder of the lawsuit should be stayed. The defendant’s only remaining counterclaim requests a judgment that the Company’s patent is invalid. In November 2001, the Court entered a final judgment based on the stipulation, and the Company and the defendant have each appealed the Court’s ruling to the United States Court of Appeals for the Federal Circuit. Because of the uncertainties of litigation there is no assurance the Company will ultimately prevail. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in other claims and legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and nine months ended September 30, 2002 and 2001 and as of September 30, 2002 and December 31, 2001, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
HP/Compaq	26%	41%	30%	21%
Ingram Micro	13%	12%	12%	9%
Dell	22%	0%	9%	0%

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	September 30, 2002	December 31, 2001
Accounts receivable:
HP/Compaq	28%	24%
Ingram Micro	19%	7%

(7)    Segment, geographic and customer information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

Revenue from customers located outside the United States accounted for 21% and 12% of total revenue for the three months ended September 30, 2002 and 2001, respectively. Revenue from customers located outside the United States accounted for 20% and 14% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States as of September 30, 2002.

The following table presents revenue by geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Domestic operations:
Domestic customers	$12,637,000	$7,807,000	$35,939,000	$20,562,000
International customers	777,000	242,000	1,721,000	965,000

Total	13,414,000	8,049,000	37,660,000	21,527,000

International operations:
Europe customers	2,348,000	593,000	6,348,000	1,740,000
Other customers	212,000	261,000	732,000	551,000

Total	2,560,000	854,000	7,080,000	2,291,000

Consolidated revenue	$15,974,000	$8,903,000	$44,740,000	$23,818,000

Purchase Commitment

During the three months ended June 30, 2002, the Company entered into a three-year License and Distribution Agreement with an OEM. As part of the license agreement, the Company agreed to purchase an aggregate of at least 50% of its future desktop/laptop PC and server purchases from the OEM during the term of the agreement so long as the Company reasonably determines that the OEM’s products and purchase terms are competitive with the products and terms offered by other manufacturers and suppliers.

(8)    Held-to-Maturity Investment Securities

Securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. All held-to-maturity securities have a maturity date greater than one year.

	September 30, 2002	December 31, 2001
Held-to-maturity securities:
Amortized cost	$10,623,000	$—
Unrealized gains	—	—
Unrealized losses	—	—

Book/fair value	$10,623,000	$—

(9)    Acquisition

On September 30, 2002, the Company purchased certain assets from Previo. Previo was a provider of system back-up and recovery technology. Total consideration was $1.2 million cash. The purchase price was allocated to the acquired assets based on their estimated fair value. The Company acquired fixed assets with an estimated fair value of $75,000 and intangible assets with an estimated fair value of $1.1 million. The intangible assets consist of primarily intellectual property with an estimated useful life of 18 months.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	the impact of quarterly fluctuations of revenue and operating results;

•	the dependence of our products on Microsoft Windows market;

•	our expectations concerning our relationships with HP and Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers and systems integrators;

•	levels of capital expenditures;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under “Factors That May Affect Future Results” in this report.

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

Overview

We are a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our IT lifecycle management solution addresses the challenges of IT deployment and migration, software and operations management, inventory and asset management, and help desk and problem resolution through scalable and integrated software products. We have grown our revenue from $23.8 million in the first nine months of 2001 to $44.7 million in the first nine months of 2002.

From inception through 2001, our operations were primarily funded through borrowings and equity investments from Canopy. In May 2000, Canopy converted $9.0 million of debt and accrued interest into 2.0 million shares of our Series A preferred stock. Through February 21, 2002, we had a $5.0 million revolving credit facility with Canopy, borrowings under which were convertible into shares of our common stock. In February 2002, we completed a private placement of 2,933,333 shares of our Series B preferred stock convertible into 2,933,333 shares of common stock for net proceeds of $21.2 million. We repaid all outstanding borrowings from Canopy with a portion of the proceeds of the private placement. Additionally, in February 2002, Canopy exercised a warrant to purchase 272,728 shares of our common stock at $5.50 per share for proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. The Series C non-voting preferred stock was converted into Class B non-voting common stock at the completion of our initial public offering in May 2002, and the non-voting common stock will automatically convert into voting common stock in May 2003. In May 2002, we completed the initial public offering of 5,000,000 shares of our common stock and realized net proceeds from the offering of approximately $43.8 million. At the completion of the initial public offering, all preferred stock was converted to common stock.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge for total consideration of $3.8 million, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks for total consideration of $0.8 million, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired from Compaq Computer Corporation (“Compaq”) its Carbon Copy technology for total consideration of $3.6 million, which added remote control capability to our products. In September 2002, we acquired system back-up and recovery technology from Previo, Inc. (“Previo”) for total consideration of $1.2 million.

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

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 14% of our total revenue for the first nine months of 2001 and 20% of our total revenue for the first nine months of 2002. We currently have sales people located internationally in Australia, Brazil, Canada, France, Germany, Singapore, The Netherlands and the United Kingdom.

We recognize revenue in accordance with Statement of Position 97-2, or SOP 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, AUP, technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of September 30, 2002 and December 31, 2001, we had $12.8 million and $8.4 million of deferred revenue, respectively.

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

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. We recognize a portion of our services revenue using the percentage of completion method. Completion is measured based on hours incurred to total estimated hours to complete the project. Also, we are required to estimate the total costs to complete the project. These estimates could change and the impact could be significant. During the nine months ended September 30, 2002 and 2001, we recognized $0.5 million and $0.2 million respectively, of contract revenue through an agreement with HP/Compaq under the percentage of completion method and as of September

30, 2002 and December 31, 2001, we had deferred $0.5 million and $1.0 million, respectively, of contract revenue that will be recognized under the percentage of completion method as we complete the work under the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We also provide a 30-day return right. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. Revenue generated from operations in geographical locations where we do not yet have sufficient historical return experience is not recognized until the return right lapses. As of September 30, 2002 and December 31, 2001, we recorded allowances for doubtful accounts receivable, rebates, and returns of $1.3 million and $0.8 million, respectively. Our actual bad debts and returns may differ from our estimates and the difference could be significant.

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options to employees at exercise prices less than the estimated fair value of the underlying common stock on the measurement date. We determined the estimated fair value of our common stock based on several factors including issuances of our preferred stock and our operating performance. We recorded stock-based compensation of $1.0 million in the year ended December 31, 2001 and $2.0 million during the nine months ended September 30, 2002. We expect to record amortization of deferred stock-based compensation of approximately $0.7 million for the remainder of 2002 and approximately $1.4 million, $0.7 million and $0.2 million during the years ending December 31, 2003, 2004 and 2005, respectively. Had different assumptions or criteria been used to determine the stock-based compensation related to stock options, materially different amounts of stock-based compensation could have been reported.

In connection with the acquisitions of the assets of Computing Edge and Tekworks, and the Carbon Copy technology, we recorded $8.0 million of intangible assets consisting of intellectual property, customer lists and assembled workforce. The intangible assets are being amortized over an estimated useful life of 18 months. Amortization of intangible assets was $3.5 million in 2001 and $1.7 million in the nine months ended September 30, 2002. The Previo technology assets that we purchased in September 2002 for total consideration of $1.2 million will be amortized over 18 months. We evaluate our intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value. During the year ended December 31, 2001, we determined that certain of the intangible assets were impaired as a result of competitor product releases and other changes in our operations. As a result, we recorded a $2.5 million impairment write-down of intangible assets based on our estimates of future cash flows. Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-off could have been materially different than the $2.5 million recorded.

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three and nine months ended September 30, 2002 and 2001:

	Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Software	65%	60%	59%	57%
Services	35	40	41	43

Total revenue	100	100	100	100

Cost of revenue:
Software	3	33	6	20
Services	7	8	12	12

Total cost of revenue	10	41	18	32

Gross profit	90	59	82	68

Operating expenses:
Sales and marketing	48	46	45	52
Research and development	27	33	26	29
General and administrative	12	12	11	12
Stock-based compensation	4	4	4	3
Amortization and write-down of intangible assets	0	10	0	5

Total operating expenses	91	105	86	101

Loss from operations	(1)	(46)	(4)	(33)
Other income (expense)	1	(1)	1	(2)
Provision for income taxes	(2)	0	(1)	0

Net income (loss)	(2)	(47)	(4)	(35)

Dividends related to preferred shares	0	0	(31)	0

Net loss attributable to common stockholders	(2)%	(47)%	(35)%	(35)%

Revenue

Our total revenue increased from $8.9 million for the three months ended September 30, 2001 to $16.0 million for the three months ended September 30, 2002, representing growth of 79% and from $23.8 million for the nine months ended September 30, 2001 to $44.7 million for the nine months ended September 30, 2002, representing growth of 88%. Revenue from customers outside of the United States increased from $1.1 million for the three months ended September 30, 2001 to $3.3 million for the three months ended September 30, 2002, representing growth of 204%, and from $3.3 million for the nine months ended September 30, 2001 to $8.8 million for the nine months ended September 30, 2002, representing growth of 170%. Sales to HP/Compaq, Dell and Ingram Micro accounted for 41%, 0% and 12% of our total revenue for the three months ended September 30, 2001, respectively, and 26%, 22% and 13% of our total revenue for the three months ended September 30, 2002, respectively. Sales to HP/Compaq, Dell and Ingram Micro accounted for 21%, 0% and 9% of our total revenue for the nine months ended September 30, 2001, respectively, and 30%, 9% and 12% of our total revenue for the nine months ended September 30, 2002, respectively. We expect sales to HP/Compaq, Dell and Ingram Micro will likely continue to represent a significant portion of our total revenue in the future.

Software.    Our software revenue increased from $5.4 million for the three months ended September 30, 2001 to $10.5 million for the three months ended September 30, 2002, representing growth of 95%. The increase in the three months ended September 30, 2002 as compared to the comparable fiscal 2001 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Our software revenue increased from $13.6 million for the nine months ended September 30, 2001 to $26.2 million for the nine months ended September 30, 2002, representing growth of 92%. The increase during the first nine months of fiscal 2002 as compared to the comparable fiscal 2001 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Services.    Services revenue increased from $3.5 million for the three months ended September 30, 2001 to $5.5 million for the three months ended September 30, 2002, representing growth of 56%. The increase in the three months ended September 30, 2002 as compared to the comparable period of 2001 was due to $0.9 million of new and renewed AUP associated with the increase in software license revenue and a $1.1 million increase in consulting and training revenue.

Services revenue increased from $10.2 million for the nine months ended September 30, 2001 to $18.6 million for the nine months ended September 30, 2002, representing growth of 82%. The $8.4 million increase was primarily due to a $2.0 million increase in revenue from the Microsoft Management Summit (“MMS”) user conference as well as $3.2 million of new and renewed AUP associated with the increase in software license revenue and a $2.6 million increase in consulting and training revenue.

Cost of revenue

Software.    Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $2.9 million for the three months ended September 30, 2001 to $0.5 million for the three months ended September 30, 2002, representing a decrease of 83%. The decrease was due to a $0.7 million decrease in amortization of acquired intellectual property and a write-down of acquired intellectual property of $1.7 million in 2001. Cost of software revenue, excluding amortization and write-down of acquired intellectual property, was $0.3 million for both periods. The decrease in amortization of acquired intellectual property is due to the Computing Edge acquired intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property and the write-down of acquired intellectual property, cost of software revenue represented 3% of software revenue for the three months ended September 30, 2002 and 6% of software revenue for the three months ended September 30, 2001. The decrease as a percentage of revenue is due to electronic distribution of a majority of our software products and the fixed cost nature of significant components of cost of software revenue.

Cost of software license revenue decreased from $4.6 million for the nine months ended September 30, 2001 to $2.4 million for the nine months ended September 30, 2002, representing a decrease of 48%. This change was due to a decrease in amortization of acquired intellectual property from $2.1 million in the 2001 period to $1.6 million in the 2002 period and the write-down of acquired intellectual property of $1.7 million in 2001. The decrease in amortization of acquired intellectual property is primarily due to the acquired Computing Edge intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property and the write-down of acquired intellectual property, cost of software revenue represented 3% of software revenue for the nine months ended September 30, 2002 and 6% of software revenue for the nine months ended September 30, 2001.

Services.    Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS user conference. Our cost of services revenue increased from $0.7 million for the three months ended September 30, 2001 to $1.2 million for the three months ended September 30, 2002. The increase in our cost of services revenue was due to an increase of $0.5 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 20% of services revenue for the three months ended September 30, 2001 and 21% of services revenue for the three months ended September 30, 2002.

Our cost of services revenue increased from $3.0 million for the nine months ended September 30, 2001 to $5.6 million for the nine months ended September 30, 2002 primarily due to a $1.2 million increase in the costs associated with the 2002 MMS user conference as compared to the 2001 MMS user conference and an increase of $1.4 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 29% of services revenue for the nine months ended September 30, 2001 and 30% of services revenue for the nine months ended September 30, 2002.

Operating expenses

Sales and marketing.    Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $4.1 million for the three months ended September 30, 2001 to $7.7 million for the three months ended September 30, 2002, an increase of 85%, and from $12.3 million for the nine months ended September 30, 2001 to $19.9 million for the nine months ended September 30, 2002, an increase of 62%. The increases in both fiscal 2002 periods as compared to the comparable fiscal 2001 periods were primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 117 employees at September 30, 2001 to 185 employees at September 30, 2002. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 47% of total revenue for the three months ended September 30, 2001 and 48% of total revenue for the three months ended September 30, 2002 and represented 52% of total revenue for the nine months ended September 30, 2001 and 45% of total revenue for the nine months ended September 30, 2002. The decreases primarily were due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase during 2002 as we expand our sales and marketing efforts. However, we expect sales and marketing expense as a percentage of total revenue to decline over time.

Research and development.    Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $2.9 million for the three months ended September 30, 2001 to $4.4 million for the three months ended September 30, 2002, an increase of 50%, and from $7.0 million for the nine months ended September 30, 2001 to $11.6 million for the nine months ended September 30, 2002, an increase of 66%. The increases in the fiscal 2002 periods as compared to the comparable fiscal 2001 periods were primarily due to approximately $300,000 of additional expenses resulting from the acquisition of certain assets of Previo. The increases also resulted from expenses associated with the hiring of additional engineering and technical writing personnel, which together with research and development personnel added as a result of the acquisition, resulted in an increase from 119 employees at September 30, 2001 to 169 employees at September 30, 2002. Research and development expense represented 33% of total revenue for the three months ended September 30, 2001 and 27% of total revenue for the three months ended September 30, 2002. Research and development expense represented 29% of total revenue for the nine months ended September 30, 2001 and 26% of total revenue for the nine months ended September 30, 2002. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2002. However, we expect research and development expense as a percentage of total revenue to decline over time.

General and administrative.    General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $1.1 million for the three months ended September 30, 2001 to $1.8 million for the three months ended September 30, 2002, an increase of 72%, and from $3.0 million for the nine months ended September 30, 2001 to $5.0 million for the nine months ended September 30, 2002, an increase of 70%. The increases in both fiscal 2002 periods as compared to the comparable fiscal 2001 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 23 employees at September 30, 2001 to 39 employees at September 30, 2002. General and administrative expense represented 12% of total revenue for the three months ended September 30, 2001 and 11% of total revenue for the three months ended September 30, 2002. General and administrative expense represented 12% of total revenue for the nine months ended September 30, 2001 and 11% of total revenue for the nine months ended September 30, 2002. We expect that general and administrative expense will continue to increase due to costs associated with being a public company through the remainder of 2002 yet will decrease as a percentage of total revenue over time.

Stock-based compensation.    Stock-based compensation expense is recorded if an option’s exercise price is below the fair market value of the common stock granted on the measurement date. We recorded deferred stock-based compensation relating to stock option grants to employees of $1.0 million and $2.7 million during the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively. We recognized stock-based compensation expense of $0.3 million for the three months ended September 30, 2001, $0.7 million for the three months ended September 30, 2002, and $0.8 million for the nine months ended September 30, 2001 and $2.0 million for the nine months ended September 30, 2002.

Amortization of intangible assets.    Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge acquisition, excluding intellectual property. The remaining portion of intangible assets was fully amortized during the three months ended March 31, 2002. Amortization of intangible assets decreased from $0.3 million for the nine months ended September 30, 2001 to $25,000 for the nine months ended September 30, 2002. The decrease was primarily due to a write-down of intangibles of $0.8 million during the third quarter of 2001. As discussed in Liquidity and Capital Resources, the investment in the Previo technology will result in approximately $0.2 million of amortization for each of the next six quarters.

Other income (expense), net.    During the three and nine months ended September 30, 2002 we had other income, net of $0.2 million and $0.6 million which consists primarily of interest income and foreign currency transaction gains offset by interest expense. During the three and nine months ended September 30, 2001, we had other expense, net of $0.1 million and $0.4 million which consists primarily of interest expense.

Provision for income taxes.    During the three and nine months ended September 30, 2002, we recorded a provision for income taxes of $0.3 million and $0.6 million for state income taxes where we do not have net operating loss carryforwards and for foreign jurisdictions in which we generated taxable income. The provision for income taxes in the 2001 comparable periods was only $12,000 because of the operating losses incurred.

Dividends related to convertible preferred stock.    During the three months ended March 31, 2002, we recorded a deemed preferred stock dividend of $13.2 million representing the beneficial conversion feature related to the issuance of 2,933,333 shares of Series B preferred stock. The amount of the beneficial conversion feature was established at the date of issuance based on the difference between the sales or conversion price of $7.50 per share and the estimated fair value of common shares on the date of issuance of $12.00 per share.

In connection with the issuance of 258,064 shares of Series C non-voting preferred stock, we recorded an additional deemed preferred stock dividend of $0.6 million in the three months ended June 30, 2002 representing the beneficial conversion feature. The amount of the dividend was based on the difference between the sales price of $7.75 per share and the estimated fair value of common shares on the date of issuance of $10.00 per share.

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

Our operating activities provided $3.9 million of cash during the nine months ended September 30, 2002 and $1.4 million during the nine months ended September 30, 2001. Net cash provided by operating activities in the first nine months of 2002 consisted primarily of the net loss of $1.7 million, adjusted for $2.6 million of depreciation and amortization, $2.0 million of stock-based compensation, $0.6 million of foreign currency adjustments and a $0.3 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $1.2 million of cash during the first nine months of 2002. Net cash provided by operating activities in 2001 consisted primarily of the net loss of $8.3 million, adjusted for $3.0 million of depreciation and amortization, $0.8 million of stock-based compensation, a $2.5 million write-off of intangible assets, $0.1 million of amortization of debt discounts and a $0.2 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $3.2 million cash during the nine months ended September 30, 2001.

Accounts receivable increased from $7.3 million as of December 31, 2001 to $11.3 million as of September 30, 2002. Accounts receivable have increased at a lower rate than revenue due to efforts to accelerate cash collections. Deferred revenue increased from $8.4 million as of December 31, 2001 to $12.8 million as of September 30, 2002.

Investing activities used $12.3 million of cash during the nine months ended September 30, 2002 as compared to $1.8 million of cash used by investing activities during the nine months ended September 30, 2001. Cash used in investing activities during the nine months ended September 30, 2002 consisted of $10.6 million to acquire held-to-maturity investments, $1.1 million for asset acquisitions and $0.6 million for purchases of property and equipment . Cash used in investing activities during the nine months ended September 30, 2001 consisted of $0.8 million of purchase of property and equipment and $1.0 million for asset acquisitions.

Financing activities provided $64.2 million of cash during the nine months ended September 30, 2002 and $1.0 million of cash during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we received $68.3 million of cash from the issuance of common and preferred shares of stock, net of issuance costs and used $4.1 million of cash to repay borrowings and capital lease obligations. The cash provided by financing activities during the nine months ended September 30, 2001 consisted primarily of $1.5 million of borrowings from Canopy and under a financing agreement, offset by $0.4 million of payments on notes payable and capital lease obligations.

As of September 30, 2002, we had stockholders’ equity of $62.7 million and working capital of $51.2 million. Included in working capital is deferred revenue of $10.3 million, which will not require cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 3 Years
Capital leases	$1,624	$783	$841	$—
Short-term note payable	127	127	—	—
Operating leases	5,846	1,499	4,038	309

Total contractual obligations	$7,597	$2,409	$4,879	$309

As of September 30, 2002, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We have limited operating experience, are not currently profitable and may never achieve or maintain profitability. If we cannot achieve and maintain profitability, our stock price could decline.

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although our revenue has increased in recent quarters, we have not been profitable in any quarter since inception, and we may not realize sufficient revenue to achieve profitability. As of September 30, 2002, we had an accumulated deficit of $25.1 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, products and services, expand our distribution channels and increase our sales and marketing activities, including expanding our United States and international field sales forces. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from achieving profitability and, as a result, our stock price could decline. If we do achieve profitability in any period, we cannot be certain that we will be able to sustain or increase it on a quarterly or annual basis.

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

If Microsoft successfully expands its systems management software offerings that compete with our products or if the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, the demand for our products would suffer.

Microsoft has announced its intention to expand its offerings in the systems management software market that compete with our products. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business may be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that compete with our products may delay their buying decisions and limit our ability to increase market penetration and grow our business. In addition, many of our products are designed specifically for the Windows platform and designed to use current standard Microsoft technologies, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, we believe that the integration between our products and Microsoft’s products is one of our key competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports existing or future products launched by our competitors, the demand for our products would suffer. In addition, our business would be harmed if Microsoft loses market share for its Windows products. We expect our products to be dependent on the Windows market for the foreseeable future. If the market for Windows systems declines or develops more slowly than we anticipate, our ability to increase revenue could be limited. Although the market for Windows systems has grown rapidly, this growth may not continue at the same rate, or at all.

We believe that our success has depended in large part, and will continue to depend for the foreseeable future, on our ability to continue as a complementary software provider for Microsoft’s systems management server, or SMS, and operations manager products. Because we do not have any long-term arrangements with Microsoft, we cannot be certain that our relationship with Microsoft will continue or expand. Any deterioration of our relationship with Microsoft could materially harm our business and affect our ability to develop, market and sell our products.

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

We have generated a substantial portion of our revenue as a result of our relationships with Compaq, which merged with Hewlett-Packard Company in May 2002 (the combined companies are referred to as “HP”). An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP could negatively impact our results of operations. Compaq accounted for approximately 24% of our revenue in 2001 and Compaq and HP together accounted for approximately 30% of our revenue in the first nine months of 2002. We have a license and distribution agreement with Compaq under which Compaq distributes our products to customers directly or through Compaq’s distributors and resellers. We also have an agreement with Compaq to develop and market an integrated product combining our server deployment and provisioning technology with a new Compaq line of servers. If either of these agreements were terminated, our business would be harmed. Any deterioration in our relationships with HP could harm our business and adversely affect our ability to develop, market and sell our products. We expect that we will continue to be dependent on HP for a significant portion of our revenue in future periods.

If we do not execute on our relationship with Dell, our ability to market and sell our products through Dell will be limited and a potential substantial revenue source will be impaired or eliminated.

An important part of our future operating results will likely depend on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 22% of our total revenue for the three months ended September 30, 2002, and 9% of our total revenue in the first nine months of 2002. In May 2002, the Company entered into a software licensing agreement under which Dell was granted a nonexclusive license to distribute certain of the Company’s software products and services to third parties, but we have not yet recognized any significant revenue under that agreement. Any deterioration of our relationship with Dell could adversely affect our ability to grow our business and impair a potential substantial revenue source.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our direct sales force generated approximately 50% of our revenue in 2001 and approximately 28% of our revenue in the first nine months of 2002. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our ability to increase our revenue and grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection (“AUP”). Sales to existing customers represented 53% of our revenue in 2001 and 61% of our revenue in the first nine months of 2002. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

A significant part of our selling effort is focused on large enterprises. The sales cycle for sales to large businesses is typically significantly longer than the sales cycle to small businesses. We have traditionally focused sales of our products to the workgroups and divisions of a customer, resulting in a sales cycle ranging between 30 and 90 days or even longer. If we do not correctly predict the timing of our sales, the amount of revenue we recognize in that quarter could be negatively impacted, which could negatively affect our operating results. In addition, the failure to complete sales, especially large, enterprise-wide sales, in a particular quarter or calendar year could significantly reduce revenue in that quarter, as well as in subsequent quarters over which revenue for the sale would likely be recognized. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

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

We recently acquired and integrated technologies from Compaq, Computing Edge, Previo and Tekworks. As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including the following:

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1998, to 393 employees at September 30, 2002. To manage our continued growth, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. As part of this effort, we may make significant capital expenditures or incur significant expenses, and we may divert management, sales, support and finance personnel in connection from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

If we experience delays in developing our products, our ability to deliver product releases in a timely manner and meet customer expectations will be impaired.

We have experienced delays in developing new versions and updating releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially harmed our business. If we are unable, for technological or other reasons, to develop and introduce new and improved products or enhanced versions of our existing products in a timely manner, our business and operating results could be harmed. Difficulties in product development or integration of acquired or licensed technologies could delay or prevent the successful introduction, marketing and delivery of new or improved products to our customers, damage our reputation in the marketplace and limit our growth.

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

In addition, we may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to meet the designated standard, we will correct or replace such products. Our standard license also provides that we shall not be liable for indirect or consequential damages caused by the failure of our products. However, such limitation of liability provisions may not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions or similar limitations of liability as unenforceable. Although no product liability claims have been filed to date, the sale and support of our products entails the risk of such claims.

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

Sales to international customers represented approximately 16% of our revenue in 2001 and approximately 20% of our revenue in the first nine months of 2002. Our international revenue is attributable principally to sales to customers in Europe. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles and problems in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations.

Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 18 to 24 months. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attack may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to tighten their IT budgets. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

We rely heavily on our intellectual property rights, and our inability to protect these rights could impair our competitive advantage, divert management attention, require additional development time and resources or cause us to incur substantial expense to enforce our rights, which could harm our ability to compete and generate revenue.

Our success is heavily dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We currently own five patents. However, our patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. In addition, patents may not be issued on our current or future technologies. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications which they may improperly appropriate. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

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

Failure to participate in the MMS user conference could eliminate a valuable marketing opportunity.

In the past, we have hosted an SMS user conference in which we provided training on and promoted the integration between Microsoft’s SMS products and our products. In April 2002, we and Microsoft, with assistance from NetIQ and Compaq, hosted a successor conference called the Microsoft Management Summit (“MMS”). Although we currently anticipate participating in the 2003 MMS user conference, we will not be hosting the conference. We believe that the Company’s not hosting the conference in 2003 will not have a material adverse effect on the Company’s business or results of operations. However, in the event we do not continue to participate in this conference in any capacity in the future, our ability to grow our business and sell our products into the SMS market could be negatively affected.

If we cannot continually attract and retain sufficient and qualified management, technical and other personnel, our ability to manage our business successfully and commercially introduce products could be negatively affected.

Our future success will depend on our ability to attract and retain experienced, highly qualified management, technical, research and development, and sales and marketing personnel. The development and sales of our products could be impacted negatively if we do not attract and retain such personnel. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. Moreover, we intend to expand the scope of our international operations and these plans will require us to attract experienced management, sales, marketing and customer support personnel for our international offices. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. In addition, new employees generally require substantial training in the use of our products, which will require substantial resources and management attention.

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

Our principal stockholders, Canopy and two entities affiliated with TCV, beneficially own approximately 58% of our common stock and are likely to be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2001, approximately 11% of the U.S. dollar value of our invoices and during the nine months of 2002 approximately 16% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, the United Kingdom and The Netherlands. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of September 30, 2002, we had no hedging contracts outstanding. At September 30, 2002, we had $57 million in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Nothing to report.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

We commenced our initial public offering of 5,000,000 shares of common stock on May 23, 2002, pursuant to a Registration Statement on Form S-1 (File No. 333-83352), which the Securities and Exchange Commission declared effective on May 22, 2002. In the offering, we sold an aggregate of 5,000,000 shares of our common stock at a price of $10.00 per share. The aggregate net proceeds of the offering were approximately $43.8 million, after deducting underwriting discounts and commissions and paying offering expenses.

We have used and intend to continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have and may in the future use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, we recently acquired certain technology assets from Previo for an aggregate consideration of $1.2 million. We currently have no commitments, agreements or understandings with respect to any such transactions. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products, and the rate of growth, if any, of our business. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term and long-term, interest-bearing, investment-grade securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5.    OTHER INFORMATION

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) has preapproved the continuing provision of certain non-audit services of KPMG LLP, the Company’s independent auditor. Such services include tax and tax-related services. Additionally, the Audit Committee has delegated the authority to grant preapprovals required by Section 202 of the Sarbanes-Oxley Act of 2002 to Gary B. Filler, who is the Chairman of the Audit Committee and an independent director of the Company.

The Company’s Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of September 30, 2002, Gregory S. Butterfield, President and Chief Executive Officer and a director of the Company, and Jan E. Newman, Vice President, Business Development, were the only executive officers of the Company who had adopted Rule 10b5-1 trading plans. The Company believes that additional directors, officers and employees may establish such programs.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2*	Amended and Restated Bylaws of the Registrant currently in effect.

4.1**	Specimen Common Stock Certificate.

4.2A**	Investor Rights Agreement, dated March 30, 2001, between Compaq Computer Corporation and the Registrant.

4.2B**	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

4.2C**	Registration and Expenses Agreement, dated as of April 26, 2002, among the Registrant, The Canopy Group, Inc. and Moon Shadow, L.P.

10.1**	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A**	1998 Stock Option Plan.

10.2B**	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A**	2002 Stock Plan.

10.3B**	Form of Option Agreement under the 2002 Stock Plan.

10.4A**	2002 Employee Stock Purchase Plan.

10.4B**	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A**	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5B**	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E**
Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F**†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: November 13, 2002	/S/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2002	/S/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Gregory S. Butterfield, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Altiris, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer

SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Stephen C. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Altiris, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/S/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2*	Amended and Restated Bylaws of the Registrant currently in effect.

4.1**	Specimen Common Stock Certificate.

4.2A**	Investor Rights Agreement, dated March 30, 2001, between Compaq Computer Corporation and the Registrant.

4.2B**	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

4.2C**	Registration and Expenses Agreement, dated as of April 26, 2002, among the Registrant, The Canopy Group, Inc. and Moon Shadow, L.P.

10.1**	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A**	1998 Stock Option Plan.

10.2B**	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A**	2002 Stock Plan.

10.3B**	Form of Option Agreement under the 2002 Stock Plan.

10.4A**	2002 Employee Stock Purchase Plan.

10.4B**	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A**	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5B**	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E**
Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F**†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

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