Form 10-K
period 2002-12-31
ALTIRIS INC
filed 2003-03-28
CIK 1139650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission file number: 000-49793

ALTIRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0616516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Altiris, Inc.

588 West 400 South

Lindon, Utah 84042

(Address of principal executive offices, including zip code)

(801) 805-2400

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 28, 2002, as reported on the Nasdaq National Market, was approximately $35,319,605. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of June 28, 2002, the Registrant had 19,795,933 shares of its common stock, $0.0001 par value, issued and outstanding, which includes 258,064 shares of our Class B non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on May 6, 2003.

ALTIRIS, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2002

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: operating expenses; the impact of quarterly fluctuations of revenue and operating results; the dependence of our products on the Microsoft Windows market; our expectations concerning our relationships with HP and Dell; levels of software license revenue; future acquisitions of or investments in complementary companies, products or technologies; our expectations concerning relationships with distributors, resellers and systems integrators; levels of capital expenditures; staffing and expense levels; international operations; and adequacy of our capital resources to fund operations and growth. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Business” and “Factors That Could Affect Future Results” sections in Items 1 and 7 of this Annual Report on Form 10-K. Altiris, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.    Business

Overview

Altiris is a leading provider of software products and services that enable organizations to manage information technology, or IT, assets throughout their lifecycles. Our IT lifecycle management solutions address the challenges of IT deployment and migration, software delivery and operations management, inventory tracking and asset management, and server provisioning and management through scalable and integrated software products. We have designed our software for use by organizations of all sizes to manage the efficiency and ensure the reliability and availability of complex and distributed IT environments. We believe that the comprehensive functionality of our products, combined with their ease of use, allows an organization to lower its total cost of IT ownership. Our products are used by businesses in a wide variety of industries and computing environments. During 2002, customers that purchased licenses for our software products included Cisco, Daimler Chrysler, Disney, Fidelity, Ford Motor, Rockwell International, State Farm Mutual Auto Insurance and Wal-Mart.

We began operations in 1996 as the software division of KeyLabs Corporation. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. Our principal executive offices are located at 588 West 400 South, Lindon, Utah 84042, and our telephone number at this location is (801) 805-2400. Our Internet website address is http://www.altiris.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company—Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Altiris and the Altiris logo are registered trademarks of Altiris, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and of other companies.

Industry Background

Businesses increasingly rely on IT to gain a competitive advantage in a constantly changing global business environment. In particular, businesses are leveraging IT to increase market share, reduce costs, improve customer satisfaction and enhance overall productivity by enabling customers, business partners and employees to receive a broad range of information and services in a timely manner. As a result, efficiently managing IT assets has become mission-critical to an organization’s success.

The elevated role of IT, combined with rapid advances in underlying technologies, has resulted in a complex IT environment. The complexity is driven in part by the proliferation of distributed computing systems, lack of adopted standards and the heterogeneity of hardware and software assets. A business’ IT infrastructure now is required to integrate multiple layers of networks, operating systems, databases, applications and servers and accommodate the increase in remote access over the Internet and extranets.

As IT infrastructure has become mission-critical to business operations and has increased in technological and operational complexity, it has become more difficult and costly to manage. IT professionals are required to service and support a growing number of on-site and remote users with increasingly unique requirements while maintaining knowledge of advances in hardware, software, systems and network technologies. Further, the ongoing need to continuously configure, upgrade, migrate and manage IT assets, and the failure to maintain service levels and infrastructure uptime, can be costly. Indirect costs stemming from downtime, underutilization of IT assets and reduced productivity can be even more costly. In addition, the current economic downturn and related IT budget constraints have forced businesses to prioritize spending, resulting in the selection of fewer technology vendors, the deployment of technology initiatives only with compelling return on investment and the use of fewer qualified professionals to manage IT assets.

In order to align IT resources with these broader competitive objectives and cost constraints, businesses are investing in management software to improve the reliability and availability of IT assets through all phases of an asset’s useful life and reduce the large competitive and financial costs of poorly managed IT. This lifecycle management approach focuses on integrating functionality to track and manage IT assets from initial deployment through retirement, including maintenance and upgrade cycles, as well as the capability to continuously diagnose and resolve user problems.

Businesses are confronted with the challenge of managing their IT infrastructure using disparate systems management software products from a variety of vendors. The resulting IT environments have created a number of unique implementation and systems management challenges, largely unaddressed by other vendors’ offerings.

Lack of product integration.    Many products are designed to address a single or limited set of IT management issues. These point products typically do not integrate easily with existing IT investments or management systems and have difficulty scaling to support infrastructure complexity and an increasingly diverse set of user needs.

Complexity of product and difficulty of deployment.    Many products designed to manage IT infrastructure require the adoption of inflexible, complex and often proprietary systems management software. These products are costly, time-consuming to install, difficult to scale or duplicate and do not adequately address the breadth and depth of IT infrastructure management needs. In addition, many products do not address the most immediate and demanding needs of enterprises, such as deploying and migrating software configurations and settings.

Limited ability to address new technologies.    The rapid advancement of hardware and software technologies and the increasing diversity of IT assets have outpaced the ability of many organizations to incorporate easily new technologies into their IT environments. Legacy solutions often are incapable of being extended to address the deployment, management and tracking of new IT assets, while newer products that enable the management of current technologies often do not leverage an enterprise’s existing IT management solutions. These challenges have made it difficult for support personnel to cost-effectively deploy new technologies and manage their impact on the overall IT infrastructure.

We believe that a significant opportunity exists for a comprehensive, integrated and cost-effective IT solution that addresses the business need to manage and ensure the reliability and availability of complex IT environments. Such a solution must easily integrate with existing IT investments, track and maintain IT asset productivity and enable problem identification and resolution throughout an asset’s lifecycle. This solution must also be able to accommodate rapidly changing IT infrastructures and technologies.

The Altiris Solution

Our software products and related services provide a comprehensive solution for managing the complete IT lifecycle. Our solution manages IT assets including desktop PCs, portables, handheld and servers throughout their lifecycle from migration and deployment to asset management, help desk and problem resolution. Key features of our solution include:

Comprehensive functionality.    Our solution consists of 17 modules that provide comprehensive functionality for managing the critical aspects of the IT lifecycle. These modules enable IT managers to deploy, migrate, and restore software settings on servers, desktop and notebook computers, and mobile devices. Using our modules, IT managers can also track performance and diagnostic metrics of hardware and software and determine what IT assets reside in the enterprise. Finally, our modules facilitate end user problem resolution by providing IT managers with remote access capabilities and allowing them to correct software configuration problems.

Lower total cost of IT ownership.    Our solution automates the manual processes associated with initial deployment, system migration, ongoing maintenance, asset management, and migration of software. Our customers can access these capabilities from any Web-browser on a broad range of devices, including desktops, laptops and personal digital assistants, or PDAs. Using our products, customers can increase the productivity of their skilled IT professionals and reduce overall IT costs. In addition, by improving utilization of purchased technology and reducing IT infrastructure downtime, our solution enables our customers to leverage their existing IT assets. As a result, customers can realize a rapid return on their investment in our products and an improved return on their other IT investments.

Integrated, scalable, Web-based infrastructure.    Our multi-tier, Web-based architecture scales to meet the needs of organizations of all sizes, from small businesses to large enterprises. Our modules can be deployed individually on an as-needed basis or as integrated suites to meet our customers’ changing IT requirements. By using a common database, our software allows cross product reports and data analysis and provides a foundation for integration and presentation consistency. Our solution requires minimal maintenance and is designed to reduce the cost of managing distributed computing environments.

Ease of installation and use.    Our products are designed to install quickly and easily into our customers’ existing IT environments without business disruption. This characteristic enables our customers to minimize their upfront implementation and training costs and quickly realize the benefits of our products. Further, our products are easy to use because they are based upon widely accepted technologies and employ a consistent, Web-based interface. Our products can be used remotely to maximize flexibility and minimize end user downtime. The combination of ease of installation and use allows our customers to focus on maximizing their return on IT asset investments rather than on implementation and training. In complex environments, we also offer a variety of services for those customers who wish to have assistance in installation and training for our products.

Built upon Microsoft technology and open standards.    Our solution utilizes and builds upon leading Microsoft technology, standards, protocols and application programming interfaces. This enables us to provide compatible products with, and extend the functionality of, Microsoft Windows, the most widely used desktop platform. In addition, our products incorporate open Web-based standards, such as HTTP, XML and FTP, simplifying the customization and implementation of our solution across Windows, UNIX, Linux and Macintosh operating environments.

Strategy

Our objective is to be the leading provider of software and related services for managing the complete IT lifecycle. Our strategy includes the following key elements, which will be implemented in a timeframe which reflects actual and anticipated demand for our products and services and market conditions:

Extend our technology leadership.    We intend to leverage our internal development efforts, customer deployments, strategic relationships and acquisitions to extend our technology leadership. In addition, we plan to continue to develop products that utilize current and emerging communications protocols and support a diverse range of computing platforms, including current and future releases of Windows, UNIX, Linux, Java and Microsoft .NET. We intend to continue to offer leading IT lifecycle management products to support hardware that becomes important to our customers.

Extend our leadership on the Windows platform.    Early in our development, we targeted the Windows market because it represented the largest opportunity for our solution. We intend to maintain our position in the dominant Windows market as corporations continue to migrate to Windows XP and beyond. We also intend to extend our deployment and management solutions to Windows server platforms. As Microsoft continues to migrate Windows to additional platforms, such as PDAs, we will continue to extend our management solution to those platforms.

Expand our strategic relationships with industry leaders.    We plan to extend, enhance and develop relationships with leading technology companies, including desktop, server and handheld computer manufacturers as well as systems integrators, VARs and distributors. We currently have formalized strategic relationships with HP and Dell and an informal strategic relationship with Microsoft. We believe that these types of relationships will allow us to package and distribute our software products to our partners’ customers, increase sales of our products through joint selling and marketing arrangements and increase our insight into future industry needs. We plan to increase the number of relationships we have with VARs, OEMs, systems integrators, distributors and industry leading technology companies to further our sales and marketing efforts.

Pursue strategic acquisitions.    We have acquired and integrated core technologies from Compaq, Computing Edge, Tekworks and Previo. We intend to opportunistically acquire businesses and technologies that will expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity or broaden our customer base.

Expand our worldwide presence.    We believe that international markets present a substantial growth opportunity for us as the worldwide market for IT lifecycle management products continues to grow. We are currently selling our products in Europe, Australia, Asia and South America and plan to expand our sales, marketing and support functions in those areas by expanding our direct sales force, improving our customer service capabilities and developing relationships with international resellers, distributors and OEMs.

Further enhance customer satisfaction.    We are committed to providing world-class technical support, training, consulting and professional services and view building long-term customer relationships as a critical component of growing our business. We believe servicing our existing customer base will allow us to more easily up-sell and cross-sell additional products, features and customer service offerings.

Products and Customer Services

Products

We develop, market and support software products designed to allow users to deploy and manage mission critical applications throughout the IT lifecycle on distributed Windows servers, desktop computers, notebook computers and handheld devices, as well as UNIX, Linux and Macintosh systems. The following diagram illustrates the phases of the IT lifecycle that our products are designed to address:

Our products are licensed to customers as integrated suites or as separate modules, depending on customer requirements. We believe this scaleable approach to IT lifecycle management enables us to meet the needs of organizations of all sizes. The following table summarizes our primary product suites, their functionality and the individual modules included in each suite:

Suite	Functionality	Modules Included
Client Management	Complete solution for Windows desktop and notebook computers and handheld devices	Application Metering, Carbon Copy, Deployment Solution, Inventory Solution and SW Delivery

Server Management	Complete solution for Windows servers	Carbon Copy, Deployment Solution, Inventory Solution, Server Monitor and SW Delivery

Asset Management	Complete solution for inventory and asset management	Application Metering, Asset Control, Contract Management, Inventory Solution and TCO Management

The following table summarizes our target segments and corresponding product offerings:

Target Segment	Module	Functionality
Client Management	Deployment Solution	•	Deploys Windows servers, desktop and notebook computers, and handheld devices
		•	Provides network-based cloning, configuration and deployment of core applications

	PC Transplant Pro	•	Provides, captures and restores Windows PC desktop, network and application settings and migrates between versions of the Windows operating system and applications

	RapiDeploy	•	Provides core imaging and cloning technology used in Deployment Solution as a utility for custom imaging

	HP Client Manager	•	Delivers HP system and driver updates
		•	Tracks PC health and diagnostics
		•	Predicts drive failure for HP desktop and notebook computers

	SW Delivery	•	Delivers software for Windows computers

	Client Recovery	•	Provides backup and recovery of critical user data on desktop and mobile PCs

	Carbon Copy	•	Provides Web-based remote control and access utilities for poorly connected Windows systems, including systems with mobile users

Asset Management	Application Metering	•	Provides application discovery and usage reporting, including ability to restrict usage to a group of machines or users

	Asset Control	•	Augments hardware, software and user inventory, defines and tracks other fixed assets, and imports from Active Directory and record history

	Contract Management	•	Records contracts, tracks service and payment history and tracks leased equipment

	Inventory Solution	•	Provides hardware, software and user inventory for all supported systems

Target Segment	Module	Functionality

	TCO Management	•	Provides total cost of ownership reporting

	Helpdesk Solution	•	Manages helpdesk services and requests

Server Provisioning and Management	Carbon Copy	•	Provides Web-based remote control and access utilities for poorly connected Windows systems, including systems with mobile users

	Conflict Analysis	•	Detects software configuration conflicts, compares current configuration to a desired state and detects changes from last time of service
		•	Provides independent verification of software rollout and isolates software configuration problems

	Server Monitor	•	Monitors events, process and performance for Windows servers

	Server Deployment	•	Provides automated deployment of Windows and UNIX servers using a combination of imaging and scripted installs

Customer Services

In complex environments, a high level of technical support and customer services is critical to the successful marketing and sale of our products and the development of long-term customer relationships. Our customer services group provides all of our customers with complementary access to our user forum, as well as e-mail support. For customers needing a higher level of support, we provide a range of services that include:

On-site services.    Our on-site professional services include pre- and post-sales consulting services, as well as implementation and integration assistance. Consulting services include planning, design and integration performed by our experienced consultants or software engineers.

Training and education.    We offer product education courses to train our business partners and customers on the implementation and use of our products. Product training is provided at our headquarters, as well as at customer sites and other regional and international locations. Individuals who have received our product education course may also take an authorized exam to qualify for the Altiris Certified Professional and/or Altiris Certified Engineer designation.

Priority support.    We provide additional incident and priority support services. Incident support may be purchased for handling of single questions or issues. Priority support includes e-mail support, priority telephone support and after-hours support services. We also offer assigned engineer support, which provides access to an assigned support contact, and standby engagement support, which is designed for customers with large deployment projects.

We provide customer services from our headquarters in Lindon, Utah, and our other support offices located in Norwood, Massachusetts; Landau, Germany; Sydney, Australia and Tallinn, Estonia. As of December 31,

2002, we had 47 customer services personnel worldwide. We intend to hire additional customer services personnel and establish new support sites to meet our customers’ needs.

Strategic Relationships

An important element of our strategy is to establish relationships with third parties to assist us in developing, marketing, selling and implementing our products. This approach enhances our ability to expand our product offerings and customer base and to enter new markets, while seeking to increase the number of qualified personnel available to implement and support our products. As of February 28, 2003, we had established the following types of strategic relationships:

Technology-based relationships.    To help ensure that our products are based on industry standards and take advantage of current and emerging technologies, we seek to enter into alliances with leading technology companies. We believe this approach will enable us to focus on our core competencies, reduce the time to market for our new product releases and simplify the task of designing and developing our products.

For example, we have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with a new HP line of servers. This agreement will continue through December 2005 unless it is either renewed by HP for additional 12 month periods up to a total of 4 additional years or terminated upon 30 or 60 days notice for material breach of the agreement depending on the nature of the breach. In addition, HP may terminate the agreement if we are acquired by certain competitors of HP upon 30 days notice within 6 months after such an acquisition. This agreement continues to strengthen our position in the server market. Under a separate agreement, HP has licensed to us certain of its technology for integration into the HP Client Manager module. This license has an initial term that expired in February 2002 but automatically renews for six month periods unless terminated by HP upon three months’ notice. We are currently engaged in discussions with HP to further combine Altiris and HP technologies to help extend the functionality and value of HP’s products.

In addition, we work with Microsoft to facilitate our ability to build software products that tightly integrate with Microsoft products. We have hosted an annual SMS user conference in which we trained users and promoted the integration between Microsoft’s SMS and our products. We and Microsoft jointly hosted a successor conference called the Microsoft Management Summit, or MMS conference, in April 2002, and we were a co-sponsor with Microsoft and NetIQ for this year’s MMS conference held in March 2003.

OEMs, distributors and VARs.    Building upon our established relationship with Dell, we entered into an agreement in May 2002 under which we granted to Dell a nonexclusive license to distribute certain of our software products. Dell accounted for approximately 8% of our revenue in 2002 and we expect Dell to account for a significant percentage of our revenue in the future.

In addition, we use distributors such as Ingram Micro to distribute our software products to our VAR and reseller channel partners. We also offer channel partner programs that provide sales and technical training, technical support and priority communications to qualified VARs regarding our new products, promotions, pricing and sales tools. In particular, the Altiris Business Partner program requires that each VAR have at least one systems engineer who is certified as an Altiris Certified Engineer. Through this program, we have agreements with more than 65 Altiris Business Partners throughout North America. In addition, we have over 300 resellers in North America who have registered through our Web site to distribute our products. We also have over 130 international VARs and resellers in over 40 countries that deliver our products and related services.

We also have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. This license is worldwide and perpetual but may be terminated by HP upon 6 months notice or upon 30 days notice in the event of our breach of the agreement.

HP accounted for 30% of our total revenue in 2002. Ingram Micro accounted for 10% of our total revenue in 2002.

Systems integrators.    We work with a number of firms providing systems integration services that have selected our products as a component of delivering services to their customers. HP, CompuCom Systems, Inc., Dell Consulting Services, EDS, GE ITS, Getronics, IBM Global Services, SAIC, Techsolve, and Unisys have used our products in delivering services. We are also pursuing relationships with other systems integrators. These firms complement our internal consulting teams with a substantial network of expertise, as well as the ability to lead large and complex projects.

Technology

Our Web-based infrastructure is designed to support implementations of our product suites and modules in a wide range of computing environments. Our technology leverages a number of commercially available technologies and includes proprietary technology for Web reports, clients, notifications, directories and communications. The following diagram illustrates our product architecture, which allows individual modules to snap into a set of common services and extend a single Web console, database and agent infrastructure.

Web console.    Our Web console has a Web-browser based user interface. It supports tables, charts, graphs and pivot table views with drill-down capabilities for progressive discovery and context sensitive hyper-links to other functions within the Web console. Secure report views allow the user to limit access to select reports. As individual modules are installed, the Web console is automatically extended with new views, functions, collections, policies and reports. A user-defined collection represents a group of machines and/or users accessing any information available in the database. Policies are used to define standard operations and automate management. Collection-based policies enable administrators to establish different sets of policies for notebook computers and servers, or specific users.

Common services.    Our product architecture includes common services that are utilized by individual modules. Support for Microsoft Active Directory enables modules to discover machines, users, groups and group membership and to link solution policies with policies defined in the Active Directory. Notification policies automate detection and correction of problems, or alert administrators to problems that require manual intervention. A built in alert manager with wireless handheld interface enables workers to share critical status information and for management to track and manage the resolution of problems that require manual intervention. Notification policies include a number of built-in handlers including database logging, SNMP trap forwarding, e-mail and pager support and Web report creation and e-mail distribution.

Common services provide support for Intel’s Wired-for-Management, or WfM, standard including pre-boot execution environment, or PXE, and wake on LAN, or WOL, technologies, which enables deployment of WfM enabled machines directly from the network. Distributed package servers provide replication across a company-wide site hierarchy for system images and application packages. Package servers include support for poorly connected, remote sites and enable efficient source routing of images and packages to mobile users.

Database.    Our extensible database enables us to manage new classes of assets and events without any database programming or maintenance. All extensions and customizations are made available via the Web console and common services to individual modules.

Agent.    Our agent supports real-time systems as well as sometimes-connected mobile users. Our agent uses Web-based protocols for communications and supports bandwidth throttling, checkpoint recovery, delta distribution as well as network block-out. Bandwidth throttling limits network resource usage and preserves bandwidth for business critical operations. Checkpoint recovery permits failed software distributions to restart from the point of interruption, which ensures data is communicated only once from source to destination. Delta distribution saves network bandwidth by forwarding only changes from source to destination. Network block-out prohibits software distribution or all management activity to preserve bandwidth during business hours. For mobile users, our agent will resume communications from the nearest, fastest network resource. For example, a mobile user can begin a software distribution in the California office, shutdown the PC, and resume in the Boston office.

Technology features

Integration.    Our product architecture supports the seamless integration of individual modules. When an additional module is installed, the Web console, common services, database and agent are automatically extended. This model allows for quick deployment of new modules and reduces the need for re-training as new modules are introduced. Our product architecture enables partners to develop complementary solutions, such as HP Client Manager, that integrates their proprietary technology seamlessly into the solution. Our common services include native integration for inventory and software delivery with Microsoft’s systems management server, or SMS, and SNMP trap forwarding for integration with existing network management and enterprise management systems.

Connectors.    Our native integration with SMS extends SMS management functions for Windows such as deployment and migration, and extends the reach of SMS to other non-Windows platforms such as UNIX/Linux, Macintosh and Palm. Our growing list of connectors for third-party products includes HP OpenView, Remedy Help Desk, and Microsoft Active Directory. Connectors can reduce the cost of system integration projects, and can enable customers to leverage existing business processes.

Customizable.    Our product architecture includes an extensible database. Customers can add new classes of assets and add new attributes to existing assets without database maintenance. All of the extensions and customizations are made available via the Web console and common services to installed modules. Policies and reports are held in XML documents and can easily be customized, exported and imported to other systems. New policies and reports can also be cloned and customized without the use of programming tools.

Scalable.    Our common services support a multi-tier site hierarchy that can be configured to meet the needs of organizations of all sizes. Our agent minimizes network traffic which enables more systems to be managed by a single server. Individual modules automatically deploy required components to managed systems. Collection based policies enable IT administrators to define effective management policies for different systems, applications and departments. Notification policies automate the detection and correction of problems. Inventory can be forwarded up the site hierarchy into a central reporting database, including Microsoft SMS, and historical recording can be used to track changes across the environment.

Industry standards.    We utilize open standards such as TCP/IP, PXE, WOL, SNMP, HTTP, HTTPS, FTP and XML to support communications between Windows, Macintosh, UNIX/Linux, and Network Devices (for example, switches). Our common services use standard Microsoft technology such as IIS, SQL Server, Active Directory, .NET services, COM object model, Windows Management Instrumentation, or WMI, and Visual Basic for Applications scripting. Our use of widely accepted open standards and Microsoft technology makes our products easy to implement in existing IT environments. As new and emerging standards and technologies develop, we intend to incorporate these standards and features into our product architecture.

Sales and Marketing

Sales.    We sell and market our IT lifecycle management products and services primarily through VARs, distributors, OEMs, systems integrators, online sales and our direct sales force. As of December 31, 2002, we had 160 sales and marketing employees, including pre-sales technical support personnel. These sales people are located in major metropolitan areas in the United States such as Albuquerque, Atlanta, Austin, Boston, Chicago, Dallas, Detroit, Ft. Lauderdale, Houston, Indianapolis, Los Angeles, Miami, Minneapolis, Newark, New York, San Diego, San Francisco, Seattle, St. Louis, Toronto and Washington D.C. We also have sales people located internationally in Australia, France, Germany, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom. The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 20% of our total revenue in 2002, 16% of our total revenue in 2001 and 14% of our total revenue in 2000. We plan to continue to expand our direct sales force in the Americas, the Asia Pacific region, and in the Europe, Middle East and Africa region, or EMEA. We currently target senior executives, especially chief information officers, for our large, enterprise-wide sales and directors or project managers in IT departments for our module sales. Typically, our sales process will include an initial sales presentation, a product demonstration, a product evaluation period and a purchase process.

Marketing.    We have a variety of marketing programs designed to create global brand recognition and market awareness for our product offerings. We market our products and services through our Web site, online and magazine advertising, directed advertising in e-mail newsletters and mailings, as well as press tours. In addition, our marketing efforts include active participation at tradeshows, technical conferences and technology seminars, publication of technical and education articles in industry journals, sales training and preparation of competitive analyses. Our customers and strategic partners provide references, and we feature customer recommendations in our advertising and other promotional activities.

Research and Development

Our research and development organization is responsible for the design, development and release of our products, documentation and product management. We have made substantial investments in research and development. As of December 31, 2002, we had 176 employees in our research and development group, which is organized into sub-groups focused on development, quality assurance, product management, documentation and localizing products for non-English environments. Members from each discipline also form separate product teams that work closely with sales, marketing and customer support to better address market needs and user requirements.

We maintain a central database for storing and organizing feedback from our customers in order to identify and address their changing system and application management requirements. This feedback database is supplemented by input from an advisory board composed of many of our key customers. When appropriate, we also utilize third parties to expand our capacity and to provide additional technical expertise on a consulting, work-for-hire basis.

Competition

The market for IT lifecycle management software is highly fragmented, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Other vendors focusing on most phases of IT lifecycle management include Computer Associates, Microsoft and Tivoli (IBM). Our strategy with respect to the offerings of these companies is not to displace them, but instead to add value by developing and marketing software solutions that extend, enhance and complement their solutions. Other competitors with respect to various phases of IT lifecycle management include LANDesk, Marimba, Miramar, Network Associates, Novadigm, Novell, On Technology, PowerQuest, and Symantec. With respect to asset management, competitors include Peregrine Systems, Tally Systems and Tangram Systems.

We compete primarily on the following bases:

•	software functionality;

•	ease of use and installation;

•	cost benefit of our products; and

•	integration with IT lifecycle management products, including Microsoft SMS and HP OpenView.

We may face future competition in the IT lifecycle management market from large, established companies, such as Microsoft, as well as from emerging companies. Barriers to entry in the lifecycle management market are relatively low, new software products are frequently introduced and existing products are continually enhanced. In addition, we believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition. Established companies may develop their own competitive products, but may also acquire or establish cooperative relationships with our current or future competitors, including cooperative relationships between larger, established and smaller public and private companies.

In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third-party products. Third-party software developers may change their products so that they will no longer be compatible with our products. If our competitors were to bundle their products in this manner or make their products non-compatible with ours, this could harm our ability to sell our products and could lead to price reductions for our products, which could reduce our profit margins. For example, Microsoft may not only develop its own IT lifecycle management solution, but may also acquire or establish cooperative relationships with our competitors.

Intellectual Property and Proprietary Rights

Our success and ability to compete depend on our continued development and protection of our proprietary software and other technologies. We rely primarily on a combination of patent, copyright, trade secret and trademark laws as well as contractual provisions to establish and protect our intellectual property rights. We currently have five patents issued in the United States. We also have patent applications pending in the United States and under the Patent Cooperation Treaty. Although we believe that our patents are important intellectual property assets that can give us a competitive advantage, we do not believe that any one of our five patents is material to our business as a whole. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.

We provide our software products to customers pursuant to license agreements that impose restrictions on use. These license agreements are primarily in the form of shrink-wrap or click-wrap licenses, which are not negotiated with or signed by our end user customers and purport to take effect upon downloading, installing or using the software. In some jurisdictions, these measures may afford only limited protection of our intellectual property and proprietary rights associated with our products. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our products, technology or business plans. Despite our efforts to protect our proprietary rights through license and confidentiality agreements, unauthorized parties may still attempt to copy or otherwise obtain and use our products and technology. In addition, we intend to expand our operations internationally, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

We have also licensed certain technology from HP for integration into our Client Manager module. This license agreement had an initial term that expired in February 2002, which automatically renewed for a six-month period, and which will continue to automatically renew for six-month periods unless terminated by HP upon three months notice. We also license other third-party technologies to enhance our products. Failure to license, or the loss of any license of, technologies could result in development or shipment delays until equivalent software is identified, licensed and integrated or developed by us.

As of February 28, 2003, we owned the following United States trademark registrations: Altiris, Bootworks, Inventory Solution, PC Transplant, RapidDeploy and RapidInstall. Altiris is also a registered trademark in other countries. We also own a perpetual license to use the registered trademark, Carbon Copy, which is a registered trademark of Altiris in some foreign jurisdictions. We have several other trademarks and are actively pursuing trademark registrations in several foreign jurisdictions.

Employees

As of December 31, 2002, we had 424 employees, including 160 in sales and marketing, 47 in customer services and support, 176 in research and development and 41 in general administration. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of December 31, 2002:

Name	Age	Position
Executive Officers:
Gregory S. Butterfield	43	President and Chief Executive Officer
Stephen C. Erickson	46	Vice President, Chief Financial Officer
Dwain A. Kinghorn	36	Vice President, Chief Strategy and Technology Officer
Michael R. Samuelian	44	Vice President, Sales
Jan E. Newman	42	Vice President, Business Development

Gregory S. Butterfield has served as our President and Chief Executive Officer since February 2000 and as a director since May 2000. Prior to joining Altiris, Mr. Butterfield served as Vice President, Sales for Legato Systems, Inc., a backup software company, from July 1999 to February 2000. From June 1996 to July 1999, Mr. Butterfield served as Executive Vice President of Worldwide Sales for Vinca, a fault tolerance and high availability company. From June 1994 to June 1996, Mr. Butterfield was the Regional Director of the Rocky Mountain Region for Novell, Inc., a provider of Internet business solutions. From January 1992 to June 1994, Mr. Butterfield was Vice President of North American Sales for WordPerfect Corporation, a software company.

Stephen C. Erickson has served as our Vice President and Chief Financial Officer since August 2000. Before joining Altiris, from May 1996 to August 2000, Mr. Erickson was the Chief Financial Officer and Controller for the Newspaper Agency Corporation, a newspaper publisher. From September 1989 to May 1996, Mr. Erickson was employed as an accountant at Deloitte & Touche LLP. Mr. Erickson is a Certified Public Accountant.

Dwain A. Kinghorn has served as our Vice President and Chief Strategy and Technology Officer since October 2000. Mr. Kinghorn was the founder of Computing Edge, a software company, and served as its Chief

Executive Officer from May 1994 to September 2000, when Computing Edge was purchased by Altiris. From May 1989 to May 1994, Mr. Kinghorn was employed by Microsoft, a software company, and was one of the original three members of Microsoft’s SMS development team.

Michael R. Samuelian has served as our Vice President, Sales since March 2000. Prior to joining Altiris, from September 1999 to March 2000, Mr. Samuelian served as the Director of Strategic Alliances at Legato. From January 1994 to September 1999, Mr. Samuelian was Director of International Software Sales and later Director of Strategic Alliances at Vinca, a fault tolerance and high availability company.

Jan E. Newman, one of our founders, served as a director of Altiris since August 1998 until February 2002 and as our Vice President, Business Development since January 2002. From May 2000 to December 2001, Mr. Newman served as Vice President, Business Development for Canopy, a management and resource company. From August 1998 to February 2000, Mr. Newman served as President and Chief Executive Officer of Altiris. From January 1996 to August 1998, Mr. Newman served as President and Chief Executive Officer of KeyLabs, an independent software quality and e-commerce testing company.

Executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

ITEM 2.    Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located in our headquarters facility in Lindon, Utah. We currently occupy approximately 47,000 square feet of office space in the Lindon facility under the terms of an operating lease expiring in December 2006. We will occupy an additional approximately 15,000 square feet in our Lindon facility in 2003. This facility should be adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in Australia, Estonia, France, Germany, Massachusetts, New Mexico, the Netherlands, Singapore, Sweden and the United Kingdom.

ITEM 3.    Legal Proceedings

On December 23, 1999, we commenced a patent infringement suit against Symantec Corporation, or Symantec, in the United States District Court for the District of Utah, or District Court, requesting compensatory damages and injunctive relief. In its response to our complaint, Symantec denied our claim of infringement and brought a counterclaim against us asserting that our patent is invalid and that we are infringing and diluting Symantec’s trademarks.

In July 2001, the District Court conducted a hearing for the purpose of construing or interpreting the claims comprising our patent, and in August 2001, the District Court issued an order that narrowly construed these claims. In an effort to facilitate our appeal from the order, we entered into a stipulation with Symantec that, based on the order, Symantec’s products do not infringe our patent. The stipulation also provided that Symantec’s counterclaims of trademark infringement and dilution would be dismissed and the remainder of the lawsuit would be stayed. Symantec’s only remaining counterclaim requests a judgment that our patent is invalid.

In November 2001, the District Court entered a final judgment based on our stipulation, ruling that Symantec did not infringe our patent and dismissing Symantec’s counterclaims for trademark infringement and dilution. We and Symantec each appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, or Court of Appeals, and on February 12, 2003, the Court of Appeals ruled that the District Court erred in its construction of the claims comprising our patent and instructed the District Court to reconsider the question of infringement by Symantec based upon the Court of Appeal’s interpretation of the patent. Although we believe that this patent is an important intellectual property asset, we do not believe that it is material to our business as a whole. Accordingly, we do not believe that an adverse ruling would have a material adverse effect on our results of operations or financial position.

We are involved in other claims and legal matters arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our results of operations or financial position.

ITEM 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “ATRS” since our initial public offering in May 2002. The following table sets forth, for the periods indicated, the high and low closing sales prices reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2002:
Fourth Quarter	$15.92	$9.17
Third Quarter	11.33	5.07
Second Quarter (beginning May 23, 2002)	8.87	4.90
First Quarter	n/a	n/a

As of March 21, 2003, there were 20,740,929 shares of our common stock issued and outstanding and held by approximately 67 stockholders of record, which includes 258,064 shares of our Class B non-voting common stock.

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

We have used and intend to continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have and may in the future use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, we acquired certain technology assets from Previo for an aggregate consideration of $1.2 million. We currently have no commitments, agreements or understandings with respect to any such transactions. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products, and the rate of growth, if any, of our business. As a result, we will retain broad discretion over the allocation of the net proceeds of our initial public offering. Pending use for these or other purposes, we have invested and intend to continue to invest the net proceeds of our initial public offering in short-term and long-term, interest-bearing, investment-grade securities.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Insider Trading Policy, as amended, allows our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of our common stock or trading of our common stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of December 31, 2002, Gregory S. Butterfield, President and Chief Executive Officer and a director of the Company, and Stephen C. Erickson, Vice President and Chief Financial Officer, were the only executive officers of Altiris who had Rule 10b5-1 trading plans in effect. We are also aware that Canopy, one of our principal stockholders, also has a Rule 10b5-1 trading plan in effect. We believe that additional directors, officers and employees may establish such programs.

ITEM 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included in Items 7 and 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Software	$1,616	$2,985	$6,653	$20,632	$38,095
Services	246	583	3,377	13,819	24,781

Total revenue	1,862	3,568	10,030	34,451	62,876

Cost of revenue:
Software	224	734	920	5,897	2,689
Services	41	107	870	3,644	6,880

Total cost of revenue	265	841	1,790	9,541	9,569

Gross profit	1,597	2,727	8,240	24,910	53,307

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $0, $0, $932, $618 and $1,458, respectively)	2,982	4,835	7,870	17,682	28,187
Research and development (exclusive of stock-based compensation of $0, $0, $216, $112 and $309, respectively)	926	1,592	3,246	9,733	16,297
General and administrative (exclusive of stock-based compensation of $0, $9, $497, $374 and $857, respectively)	581	774	1,528	4,786	6,765
Stock-based compensation	—	9	1,645	1,104	2,624
Amortization of intangible assets	—	—	104	350	46
Write-down of intangible assets	—	—	—	788	—

Total operating expenses	4,489	7,210	14,393	34,443	53,919

Loss from operations	(2,892)	(4,483)	(6,153)	(9,533)	(612)
Other income (expense), net	(65)	(404)	(390)	(616)	1,152

Income (loss) before income taxes	(2,957)	(4,887)	(6,543)	(10,149)	540
Provision for income taxes	—	—	—	(62)	(626)

Net loss	$(2,957)	$(4,887)	$(6,543)	$(10,211)	$(86)

Dividends related to preferred shares	—	—	—	—	(13,781)

Net loss attributable to common stockholders	$(2,957)	$(4,887)	$(6,543)	$(10,211)	$(13,867)

Other comprehensive loss:
Net loss	$(2,957)	$(4,887)	$(6,543)	$(10,211)	$(86)
Unrealized gain on available-for-sale securities	—	—	—	—	143
Foreign currency translation adjustments	—	—	—	(3)	(57)

Comprehensive loss	$(2,957)	$(4,887)	$(6,543)	$(10,214)	$—

Basic and diluted net loss per common share	$(0.40)	$(0.66)	$(0.81)	$(1.14)	$(0.89)

Shares used to compute basic and diluted net loss per common share	7,385	7,404	8,093	8,989	15,532

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$112	$44	$629	$1,023	$46,674
Working capital (deficit)	(398)	(187)	(3,218)	(8,071)	65,353
Total assets	982	1,294	8,550	12,945	89,833
Long-term debt and capital lease obligations	1,675	6,818	11	900	780
Total stockholders’ equity (deficit)	(1,787)	(6,659)	759	(5,744)	65,918

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and under the caption “Factors That Could Affect Our Future Results” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on December 31.

Overview

Altiris is a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our IT lifecycle management solutions address the challenges of IT deployment and migration, software delivery and operations management, inventory tracking and asset management, and server provisioning and management through scalable and integrated software products. We have grown our revenue from $1.9 million in 1998 to $62.9 million in 2002.

History and background

We began operations in 1996 as the software division of KeyLabs, a privately held independent software quality and e-commerce testing company. In August 1998, Altiris, Inc. was spun out as a separate corporation and the stockholders and option holders of KeyLabs were issued shares of our common stock and options to purchase our common stock in proportion to their ownership interest in KeyLabs. As part of this transaction, we purchased certain assets and assumed certain liabilities of the KeyLabs software division in exchange for a $377,000 promissory note. This transaction was accounted for as a reorganization of entities under common control with the assets and liabilities recorded at carry-over basis.

From inception through 2001, our operations were primarily funded through borrowings and equity investments from The Canopy Group, Inc., or Canopy, a principal stockholder. Canopy was also the majority stockholder of KeyLabs. Through February 2002, we had a revolving credit facility with Canopy. In February 2002, we completed a private placement of preferred stock for net proceeds of $21.2 million. Additionally, in February 2002 Canopy exercised a warrant to purchase shares of our common stock for proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. The Series C non-voting preferred stock was convertible into Class B non-voting common stock at the completion of our initial public offering. In May of 2002, we completed our initial public offering of 5,000,000 shares of common stock at a price per share of $10.00, with net proceeds, after underwriting discounts and commissions and direct offering costs, of approximately $43.8 million.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge for total consideration of $3.8 million, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks for total consideration of $0.8 million, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq’s Carbon Copy technology for total consideration of $3.6 million, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, for total consideration of $1.1 million, which added system back-up and recovery technology to our product offerings.

Sources of revenue

We derive the large majority of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as distributors, VARs, OEMs and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 20% of our total revenue in 2002, 16% of our total revenue in 2001 and 14% of our total revenue in 2000. As of December 31, 2002, we had sales people located internationally in Australia, France, Germany, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom.

Revenue recognition

We recognize revenue in accordance with Statement of Position 97-2, or SOP 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, AUP, technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of December 31, 2002, we had $14.0 million of deferred revenue.

Services revenue

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

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. We recognize a portion of our services revenue using the percentage of completion method. Completion is measured based on hours incurred to total estimated hours to complete the project. Also, we are required to estimate the total costs to complete the project. These estimates could change and the impact could be significant. During the year ended December 31, 2002, we recognized $0.5 million of contract revenue through an agreement with HP under the percentage of completion method and as of December 31, 2002, we had deferred $0.5 million of contract revenue that will be recognized under the percentage of completion method as we complete the work under the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We generally also provide a 30-day return right. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. Revenue generated from operations in geographical locations where we do not yet have sufficient historical return experience is not recognized until the return right lapses. As of December 31, 2002, we recorded allowances for doubtful accounts receivable and returns of $1.5 million. Our actual bad debts and returns may differ from our estimates and the difference could be significant.

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. We determined the estimated fair value of our common stock based on several factors including issuances of our preferred stock and our operating performance. We recorded stock based compensation of $2.6 million, $1.1 million and $1.6 million in the years ended December 31, 2002, 2001 and 2000, respectively. We expect to record amortization of deferred stock based compensation of approximately $1.4 million, $0.7 million and $0.2 million during the years ending December 31, 2003, 2004 and 2005, respectively. Had different assumptions or criteria been used to determine the stock-based compensation related to stock options, materially different amounts of stock-based compensation could have been reported.

In connection with the acquisitions of the assets of Computing Edge, Tekworks, and Previo, and the Carbon Copy technology, we recorded $9.2 million of intangible assets consisting of intellectual property, customer lists and assembled workforce. The intangible assets are amortized over the estimated useful lives ranging from 18 months to 3 years. Amortization of intangible assets was $1.8 million in 2002, $3.5 million in 2001 and $0.3 million in 2000. We evaluate our intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value. During the year ended December 31, 2001, we determined that certain of the intangible assets were impaired as a result of competitor product releases and other changes in our operations. As a result, we recorded a $2.5 million impairment write-down of intangible assets based on our estimates of future cash flows. Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-off could have been materially different than the $2.5 million recorded.

We provided a valuation allowance of $11.5 million and $8.5 million against our entire net deferred tax assets as of December 31, 2002 and 2001, respectively. The valuation allowance was recorded given the losses we have incurred through December 31, 2002 and the uncertainties regarding our future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, a deferred tax benefit of $0.4 million and $4.6 million would have been recorded in 2002 and 2001, respectively.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $23.5 million as of December 31, 2002.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support growth. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.

Dividends related to convertible preferred stock

During the year ended December 31, 2002, we recorded preferred stock dividends in the amount of $13.8 million representing the beneficial conversion feature related to the issuance of 2,933,333 shares of Series B preferred stock and 258,064 shares of Series C non-voting preferred stock. The amount of the beneficial conversion feature for the Series B preferred stock was established at the date of issuance based on the difference between the sale or conversion price of $7.50 per share and the estimated fair value of common shares on the date of issuance of $12.00 per share. The amount of the beneficial conversion feature for the Series C non-voting preferred stock was established at the date of issuance based on the difference between the sale or conversion price of $7.75 per share and the estimated fair value of common shares on the date of issuance of $10.00 per share.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the years ended December 31, 2000, 2001 and 2002:

	Year Ended December 31,
	2000	2001	2002
Revenue:
Software	66%	60%	61%
Services	34	40	39

Total revenue	100	100	100

Cost of revenue:
Software	9	17	4
Services	9	11	11

Total cost of revenue	18	28	15

Gross profit	82	72	85

Operating expenses:
Sales and marketing	79	52	45
Research and development	32	28	26
General and administrative	15	14	11
Stock-based compensation	16	3	4
Amortization of intangible assets	1	1	—
Write-down of intangible assets	—	2	—

Total operating expenses	143	100	86

Loss from operations	(61)	(28)	(1)
Other income (expense), net	(4)	(2)	2
Provision for income taxes	—	—	(1)

Net loss	(65)%	(30)%	—%

Dividends related to preferred shares	—%	—%	(22)%

Net loss attributable to common stockholders	(65)%	(30)%	(22)%

Comparison of Years Ended December 31, 2002 and 2001

Revenue

Our total revenue increased from $34.5 million for the year ended December 31, 2001 to $62.9 million for the year ended December 31, 2002, representing growth of 83%. Revenue from customers outside of the United States increased from $5.4 million for the year ended December 31, 2001 to $12.8 million for the year ended December 31, 2002, representing growth of 137%. Sales to HP/Compaq accounted for 24% of our total revenue for the year ended December 31, 2001 and 30% of our total revenue for the year ended December 31, 2002. Sales to Ingram Micro accounted for 9% of our total revenue for the year ended December 31, 2001 and 10% of our total revenue for the year ended December 31, 2002.

Software.    Our software revenue increased from $20.6 million for the year ended December 31, 2001 to $38.1 million for the year ended December 31, 2002, representing growth of 85%. The increase was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules, and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales force.

Services.    Services revenue increased from $13.8 million for the year ended December 31, 2001 to $24.8 million for the year ended December 31, 2002, representing growth of 79%. The $11.0 million increase was primarily due to $4.1 million of new and renewed AUP associated with the increase in software license revenue, a $4.9 million increase in consulting and training revenue and a $2.0 million increase in revenue from the MMS conference.

Cost of revenue

Software.    Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $5.9 million for the year ended December 31, 2001 to $2.7 million for the year ended December 31, 2002, representing a decrease of 54%. This change was due to a decrease in amortization of acquired intellectual property from $3.2 million in 2001 to $1.8 million in 2002 and the write-down of acquired intellectual property of $1.7 million in 2001. The decrease in amortization of acquired intellectual property is primarily due to the acquired Computing Edge intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property and the write-down of acquired intellectual property, cost of software revenue represented 5% of software revenue for the year ended December 31, 2001 and 2% of software revenue for the year ended December 31, 2002. Cost of software revenue, excluding amortization of acquired intellectual property, as a percentage of software revenue is expected to remain relatively consistent.

Services.    Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS conference. Our cost of services revenue increased from $3.6 million for the year ended December 31, 2001 to $6.9 million for the year ended December 31, 2002, an increase of 92%. The increase was primarily due to a $1.2 million increase in the costs associated with the 2002 MMS conference as compared to the 2001 MMS conference and an increase of $2.0 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 26% of services revenue for the year ended December 31, 2001 and 28% of services revenue for the year ended December 31, 2002. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent except in the first quarter of 2003 when we will be a co-sponsor of the MMS conference.

Operating expenses

Sales and marketing.    Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $17.7 million for the year ended December 31, 2001 to $28.2 million for the year ended December 31, 2002, an increase of 59%. The increase was primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 106 employees at December 31, 2001 to 160 employees at December 31, 2002. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 52% of total revenue for the year ended December 31, 2001 and 45% of total revenue for the year ended December 31, 2002. The decrease primarily was due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2003 as we increase our sales and marketing efforts. However, we expect sales and marketing expense as a percentage of total revenue to decline over time.

Research and development.    Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $9.7 million for the year ended December 31, 2001 to $16.3 million for the year ended December 31, 2002, an increase of 68%. The increase was primarily due to additional expenses resulting from the acquisition of certain assets of Previo and from expenses associated with the hiring of additional personnel, which together with research and development personnel added as a result of the acquisition, resulted in an increase from 123 employees at December 31, 2001 to 176 employees at December 31, 2002. Research and development expense represented 28% of total revenue for the year ended December 31, 2001 and 26% of total revenue for the year ended December 31, 2002. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2003. However, we expect research and development expense as a percentage of total revenue to decline over time.

General and administrative.    General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $4.8 million for the year ended December 31, 2001 to $6.8 million for the year ended December 31, 2002, an increase of 42%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and costs associated with being a public company. General and administrative personnel increased from 32 employees at December 31, 2001 to 41 employees at December 31, 2002. General and administrative expense represented 14% of total revenue for the year ended December 31, 2001 and 11% of total revenue for the year ended December 31, 2002. We expect that general and administrative expense will continue to increase to support our growth and due to costs associated with being a public company. However, we expect general and administrative expense as a percentage of total revenue to decline over time.

Stock-based compensation.    Stock-based compensation expense is recorded if an option’s exercise price is below the fair market value of the common stock on the measurement date. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $1.1 million for the year ended December 31, 2001 and $2.6 million for the year ended December 31, 2002. As of December 31, 2002, we have a remaining balance of $2.3 million of deferred compensation of which we expect to amortize approximately $0.4 million per quarter during 2003.

Amortization of intangible assets.    Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge and Previo acquisitions, excluding intellectual property. Amortization of intangible assets decreased from $0.4 million for the year ended December 31, 2001 to $46,000 for the year ended December 31, 2002. The decrease was primarily due to a write-down of intangible assets during 2001. As discussed in Liquidity and Capital Resources, the investment in the Previo technology will result in approximately $0.2 million of amortization per quarter through March 2004.

Other income (expense), net.    Other income (expense), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. We had other expense of $0.6 million for the year ended December 31, 2001 which consists primarily of interest expense. We had other income of $1.2 million for the year ended December 31, 2002 which consists primarily of interest income and foreign currency transaction gains offset by interest expense.

Provision for income taxes.    The provision for income taxes consists of state income taxes where we do not have net operating loss carryforwards and for foreign jurisdictions in which we generated taxable income. The provision for income taxes was $0.1 million in 2001 and $0.6 million in 2002. As of December 31, 2002, we had $12.7 million of net operating loss carryforwards for United States federal income tax purposes.

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

In connection with the issuance of 258,064 shares of Series C non-voting preferred stock, we recorded an additional deemed preferred stock dividend of $0.6 million during the three months ended June 30, 2002, representing the beneficial conversion feature. The amount of the dividend was based on the difference between the sales price of $7.75 per share and the estimated fair value of common shares on the date of issuance of $10.00 per share.

Comparison of Years Ended December 31, 2001 and 2000

Revenue

Our total revenue increased from $10.0 million in 2000 to $34.5 million in 2001, representing growth of 243%. Revenue from customers outside of the United States increased from $1.4 million in 2000 to $5.4 million in 2001, representing growth of 281%. Sales to HP/Compaq accounted for 19% of our total revenue in 2000 and 24% of our total revenue in 2001. Sales to Ingram Micro accounted for 22% of our total revenue in 2000 and 9% of our total revenue in 2001.

Software.    Our software revenue increased from $6.7 million in 2000 to $20.6 million in 2001, representing growth of 210%. The increase consisted of $5.2 million related to price increases and changes in the mix of products from licenses of separate modules to integrated suites, $2.7 million from increases in the number of software licenses sold, as well as a $6.0 million impact from our recent acquisitions. Computing Edge’s operations were only included in 2000 for one quarter, but were included for the entire year in 2001. We also acquired Tekworks and the Carbon Copy products in the first quarter of 2001. On a pro forma basis, assuming the Computing Edge and Tekworks acquisitions would have occurred as of January 1, 2000, our software revenue in 2000 would have increased approximately $5.3 million.

Services.    Services revenue increased from $3.4 million in 2000 to $13.8 million in 2001, representing growth of 309%. The increase primarily was due to $5.9 million of new and renewed AUP associated with the increase in software licenses, $1.9 million from the annual SMS user training conference, which was acquired in connection with the Computing Edge acquisition and a $2.6 million increase in consulting and training revenue. On a pro forma basis, assuming the Computing Edge and Tekworks acquisitions would have occurred as of January 1, 2000, our services revenue in 2000 would have increased by approximately $1.0 million.

Cost of revenue

Software.    Cost of software license revenue increased from $0.9 million in 2000 to $5.9 million in 2001. The increase primarily was due to a write-down of acquired intellectual property of $1.7 million in 2001 and recognizing amortization of the Computing Edge intellectual property for only the fourth quarter in 2000 as compared to a full year in 2001. In addition, the Tekworks and Carbon Copy intellectual property were acquired in the first quarter of 2001. Cost of software revenue represented 14% of software revenue in 2000 and 29% of software revenue in 2001. The increase in cost of software revenue as a percentage of software revenue was due primarily to the write-down and the increase in amortization of intellectual property.

Services.    Cost of services revenue increased from $0.9 million in 2000 to $3.6 million in 2001. The increase was attributable to a $1.3 million increase in professional services costs related to the growth in our installed customer base and $1.4 million of costs for the SMS user training conference, which was included for the first time in 2001. Cost of services revenue represented 26% of services revenue in 2000 and 26% of services revenue in 2001.

Operating expenses

Sales and marketing.    Sales and marketing expense increased from $7.9 million in 2000 to $17.7 million in 2001. The increase primarily was due to $2.2 million of commissions related to increased sales, an increase of $6.2 million of additional salaries and benefits, including commissions, from an increase in our sales and marketing personnel, which increased from 67 employees at the end of 2000 to 106 employees at the end of 2001. In addition, $2.7 million of expenses related to increased travel, advertising and expanding our sales infrastructure and the number of third-party channel partners were incurred. Sales and marketing expense represented 79% of total revenue in 2000 and 52% of total revenue in 2001. The decline primarily was due to economies of scale resulting from increases in the number and size of sales transactions, including follow-on sales to existing customers, as well as the allocation of marketing expenses over a substantially larger revenue base.

Research and development.    Research and development expense increased from $3.2 million in 2000 to $9.7 million in 2001. The increase was primarily due to $4.9 million of additional expenses related to the Computing Edge acquisition being included for an entire year in 2001 versus being included for three months in 2000 and from the Tekworks and Carbon Copy transactions in the first quarter of 2001. The increase also resulted from $1.7 million of expenses associated with the hiring of additional engineering and technical writing personnel, which together with the acquisitions resulted in an increase from 55 employees at the end of 2000 to 123 employees at the end of 2001. Research and development expense represented 32% of total revenue in 2000 and 28% of total revenue in 2001. The decrease primarily was due to the growth in total revenue.

General and administrative.    General and administrative expense increased from $1.5 million in 2000 to $4.8 million in 2001. The increase was primarily due to $1.4 million of additional expenses related to increased staffing necessary to manage and support our growth and $1.6 million increase in legal, accounting and professional services. General and administrative personnel increased from 17 employees at the end of 2000 to 32 employees at the end of 2001. Additionally, during 2001, as a result of our increased revenues and accounts receivable, we recorded a provision for doubtful accounts and other allowances of $0.7 million as compared to $0.2 million in 2000. General and administrative expense represented 15% of total revenue in 2000 and 14% of total revenue in 2001. The decrease primarily was due to the growth in total revenue.

Stock-based compensation.    Stock-based compensation expense decreased from $1.6 million in 2000 to $1.1 million in 2001. The decrease was primarily due to lower compensation being recorded in connection with option grants in 2001 as compared to 2000.

Amortization of intangible assets.    Amortization of intangible assets increased from $0.1 million in 2000 to $0.4 million in 2001. The increase was due to recognizing amortization of the Computing Edge intangible assets for the fourth quarter only in 2000 and having a full year of amortization in 2001.

Write-down of intangible assets.    During 2001, we determined that certain of our intangible assets were impaired as a result of a competitor’s product release and other changes in our operations. Accordingly, $2.5 million of intangible assets were written off, of which $1.7 million was included as cost of software revenue.

Other expense, net.    Other expense, net consists primarily of interest expense. Interest expense increased from $0.4 million in 2000 to $0.6 million in 2001. The increase resulted from an increase in our borrowings during 2001.

Income taxes.    We incurred net operating losses in 2000 and 2001, and consequently paid insignificant amounts for federal, state or foreign income taxes. As of December 31, 2001, we had $8.5 million of net operating loss carry forwards for United States federal income tax purposes.

Liquidity and Capital Resources

Since inception, we have funded the Company primarily through borrowings and equity investments. In May 2000, Canopy converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock through a private offering for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to Canopy upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. Also in May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of $43.8 million. Upon the closing of our initial public offering, our Series A preferred stock and Series B preferred stock was converted into common stock and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The Class B non-voting common stock will automatically convert into voting common stock in May 2003.

Our operating activities provided $1.8 million and $9.3 million of cash during the years ended December 31, 2001 and 2002, respectively. Net cash provided by operating activities in 2001 consisted primarily of the net loss of $10.2 million, adjusted for $4.3 million of depreciation and amortization, a $2.5 million write-down of intangible assets, $1.1 million of stock-based compensation, and a $0.7 million provision for doubtful accounts and other allowances. The adjusted net loss was also offset by a $3.8 million increase in deferred revenue, a $3.1 million increase in accrued expenses and a $0.8 million increase in accounts payable. Net cash provided by operating activities in 2002 consisted of the net loss of $86,000, adjusted for $3.2 million of depreciation and amortization, $2.6 million of stock-based compensation, and a $1.5 million provision for doubtful accounts and other allowances. The adjusted net loss was also offset by a $5.6 million increase in deferred revenue, and a $2.7 million increase in accrued expenses.

Accounts receivable increased from $7.3 million as of December 31, 2001 to $11.9 million as of December 31, 2002. Accounts receivable have increased at a lower rate than revenues due to efforts to accelerate cash collections. Deferred revenue increased from $8.4 million as of December 31, 2001 to $14.0 million as of December 31, 2002.

Investing activities used $2.1 million and $27.9 million during the years ended December 31, 2001 and 2002, respectively. Cash used in investing activities was primarily for purchases of property and equipment, for asset acquisitions and purchases of marketable securities.

Financing activities provided cash of $0.7 million in 2001 and $64.7 million in 2002. The cash provided by financing activities in 2001 consisted primarily of $1.4 million of borrowings from Canopy and under a financing agreement, offset by $0.6 million of payments on notes payable and capital lease obligations. In 2002, we received $69.0 million of cash from the issuance of common and preferred shares of stock, net of issuance costs and used $4.3 million of cash to repay borrowings and capital lease obligations.

As of December 31, 2002, we had stockholders’ equity of $65.9 million and working capital of $65.4 million. Included in working capital is deferred revenue of $11.3 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated operating cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	After 3 years
Capital lease obligations	$1,651	$871	$780	$0
Operating leases	5,650	1,545	4,083	22

Total contractual obligations	$7,301	$2,416	$4,863	$22

As of December 31, 2002, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recently issued accounting pronouncements

In August 2001, the FASB issued SFAS, No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements since we do not have investments in variable interest entities.

Factors That Could Affect Future Results

Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

We have limited operating experience, are not currently profitable and may never achieve or maintain profitability on an annual basis. If we cannot achieve and maintain profitability, our stock price could decline.

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although our revenue has increased in recent quarters, it was not until the fourth quarter of 2002 that we were profitable under accounting principles generally accepted in the United States of America, or GAAP, and we may not realize sufficient revenue to maintain profitability in future periods. As of December 31, 2002, we had an accumulated deficit of $23.5 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, products and services, expand our distribution channels and increase our sales and marketing activities, including expanding our United States and international field sales forces. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from maintaining profitability and, as a result, our stock price could decline. We cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services; and

•	changes in customers’ or partners’ business resulting from disruptions in the geopolitical environment including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

A significant portion of our software revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. Many of our customers are large businesses, and if an order from one of these large customers does not occur or is deferred, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs.

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

We believe that some of our success has depended, and will continue to depend for the foreseeable future, on our ability to continue as a complementary software provider for Microsoft’s systems management server, or SMS, and operations manager products. Because we do not have any long-term arrangements with Microsoft, we cannot be certain that our relationship with Microsoft will continue or expand. Any deterioration of our relationship with Microsoft could materially harm our business and affect our ability to develop, market and sell our products.

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

We have generated a substantial portion of our revenue as a result of our relationships with Compaq, which merged with Hewlett-Packard Company in May 2002 (the combined companies are referred to as “HP”). An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. Compaq accounted for approximately 24% of our revenue in 2001 and Compaq and HP together accounted for approximately 30% of our revenue in 2002. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed. Any deterioration in our relationships with HP would harm our business and adversely affect our ability to develop, market and sell our products, grow our revenue or achieve or sustain profitability. We expect that we will continue to be dependent on HP for a significant portion of our revenue in future periods.

If we do not execute on our relationship with Dell, our ability to market and sell our products through Dell will be limited and a substantial revenue source will be impaired or eliminated.

An important part of our future operating results will likely depend on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 8% of our total revenue in 2002. In May 2002, the Company entered into a software licensing agreement under which Dell was granted a nonexclusive license to distribute certain of the Company’s software products and services to third parties. Any deterioration of our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

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

We believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition. Established companies may not only develop their own systems management software, but may also acquire or establish cooperative relationships with our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies that have not previously entered the market for IT lifecycle management software or that currently do not have products that directly compete with our products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our direct sales force generated approximately 50% of our revenue in 2001 and approximately 27% of our revenue in 2002. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our ability to increase our revenue and grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection, or AUP. Sales to existing customers represented 53% of our revenue in 2001 and 56 % of our revenue in 2002. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

We have acquired and integrated technologies from Compaq, Computing Edge, Previo and Tekworks. As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including the following:

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1998, to 424 employees on December 31, 2002. To manage our continued growth, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. As part of this effort, we may make significant capital expenditures or incur significant expenses, and we may divert management, sales, support and finance personnel in connection from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

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

Sales to international customers represented approximately 16% of our revenue in 2001 and approximately 20% of our revenue in 2002. Our international revenue is attributable principally to sales to customers in Europe.

Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations.

Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 24 months. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism, including the conflict with Iraq. In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to tighten their IT budgets. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

The conflict with Iraq and potential terrorist attacks could have a material adverse affect on our future operating results.

The conflict with Iraq and potential terrorist attacks could have a material adverse affect on our future operating results. The economic uncertainty resulting from the unpredictability of military action and other responses associated with the conflict in Iraq may continue to negatively impact consumer as well as business confidence in the near term. This economic uncertainty may make it more difficult to implement our growth strategy and negatively impact our operating results in the future.

We rely on our intellectual property rights, and our inability to protect these rights could impair our competitive advantage, divert management attention, require additional development time and resources or cause us to incur substantial expense to enforce our rights, which could harm our ability to compete and generate revenue.

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We currently own five patents. However, our patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. In addition, patents may not be issued on our current or future technologies. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed applications which they may improperly appropriate. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

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

Our principal stockholders, Canopy and two entities affiliated with Technology Crossover Ventures, or TCV, beneficially own approximately 54% of our common stock entitled to vote and are likely to be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law and our agreements with HP contain provisions that may inhibit potential acquisition bids for Altiris and prevent changes in our management. Certain provisions of our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction. In addition, our agreements with HP contain provisions which in the event of a change of control related to certain companies allow HP to terminate the agreements. These provisions of our charter documents and agreements with HP could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

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

Failure to participate in the MMS conference could eliminate a valuable marketing opportunity.

In the past, we have hosted an SMS user conference in which we provided training on and promoted the integration between Microsoft’s SMS products and our products. In April 2002, we and Microsoft, with assistance from NetIQ and HP/Compaq, hosted a successor conference called the Microsoft Management

Summit, or MMS. Although we participated as a co-sponsor with Microsoft and NetIQ in the 2003 MMS user conference held in March 2003, we will not be hosting the conference. We believe that the Company’s not hosting the 2003 conference will not have a material adverse effect on the Company’s business or results of operations. However, in the event we do not continue to participate in this conference in any capacity in the future, our ability to sell our products into the SMS market could be negatively affected.

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

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

Fluctuations in the value of foreign currencies could result in currency transaction losses.

As we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the United States Dollar have caused, and we expect such fluctuation to continue to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and marketable securities, trade accounts receivable, accounts payable and short and long-term obligations. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short and long-term obligations. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

Our business is principally transacted in United States Dollars. During the year ended December 31, 2002, approximately 16% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, the Netherlands, Singapore, Sweden and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of December 31, 2002, we had no hedging contracts outstanding. At December 31, 2002, we had $72.9 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

ITEM 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

The Audit Committee of our Board of Directors considers and recommends to our Board of Directors the selection of our independent public accountants. On April 5, 2002, our Board of Directors, in consultation with the Audit Committee, decided to terminate our relationship with Arthur Andersen LLP, or Andersen, as our independent public accountants, and authorized management, in consultation with our audit committee, to select another public accounting firm to replace Andersen. On April 6, 2002, we engaged KPMG LLP to serve as our independent public accountants for 2002, which engagement was ratified by our Board of Directors on April 23, 2002. In addition, KPMG LLP has audited our consolidated financial statements for the years ended December 31, 1999, 2000 and 2001.

Andersen’s reports on our consolidated financial statements for the two years prior to their termination did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two preceding years and interim period through the date of Andersen’s termination, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved, would have caused Andersen to make reference to the subject matter in connection with their report on our consolidated financial statements for such years.

We provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 to the Registration Statement on Form S-1 (File No. 333-83352), which the Securities and Exchange Commission declared effective on May 22, 2002, is a copy of Andersen’s letter, dated May 2, 2002, stating its agreement with such statements.

During the two preceding years and interim period through the date of Andersen’s termination, we did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this item concerning our directors and executives officers is incorporated by reference to the sections captioned “Election of Directors” and “Executive Compensation and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business—Executive Officers and Key Employees.”

ITEM 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” and “Comparison of Total Cumulative Stockholder Return” in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Matters” in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

ITEM 14.    Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-14(c) of the Exchange Act (“Disclosure Controls and Procedures”). Our Disclosure Controls and Procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted, however, that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Disclosure Controls and Procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls and Procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	All Financial Statements:

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts is filed as part of this report in a separate section of this Form 10-K on page F-26.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Altiris shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2**	Amended and Restated Bylaws of the Registrant currently in effect.

4.1***	Specimen Common Stock Certificate.

4.2A***	Investor Rights Agreement, dated March 30, 2001, between Compaq Computer Corporation and the Registrant.

4.2B***	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

4.2C***	Registration and Expenses Agreement, dated as of April 26, 2002, among the Registrant, The Canopy Group, Inc. and Moon Shadow, L.P.

10.1***	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A***	1998 Stock Option Plan.

10.2B***	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A***	2002 Stock Plan.

10.3B***	Form of Option Agreement under the 2002 Stock Plan.

10.4A	2002 Employee Stock Purchase Plan.

10.4B***	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

42

Exhibit Number	Description of Document
10.5A***	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5B***	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C***†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D***†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E***

Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F***†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.6***	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.7	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors

24.1	Power of Attorney (see Page 43)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

***	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

†	We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

[c]	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the SEC.

‡	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: March 27, 2003	By:	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory S. Butterfield, Stephen C. Erickson and Craig H. Christensen and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ GREGORY S. BUTTERFIELD (GREGORY S. BUTTERFIELD)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ STEPHEN C. ERICKSON (STEPHEN C. ERICKSON)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ GARY B. FILLER (GARY B. FILLER)	Director	March 27, 2003

/s/ MICHAEL J. LEVINTHAL (MICHAEL J. LEVINTHAL)	Director	March 27, 2003

/s/ DARCY G. MOTT (DARCY G. MOTT)	Director	March 27, 2003

Signature	Title	Date

/s/ V. ERIC ROACH (V. ERIC ROACH)	Director	March 27, 2003

/s/ RALPH J. YARRO, III (RALPH J. YARRO, III)	Director	March 27, 2003

I, Gregory S. Butterfield, certify that:

1.	I have reviewed this annual report on Form 10-K of Altiris, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer

I, Stephen C. Erickson, certify that:

1.	I have reviewed this annual report on Form 10-K of Altiris, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer

ALTIRIS, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Altiris, Inc.:

We have audited the accompanying consolidated balance sheets of Altiris, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altiris, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

January 28, 2003, except as to the

first three paragraphs of note 10,

which are as of February 12, 2003

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$46,674,000	$1,023,000
Available-for-sale securities	26,257,000	—
Accounts receivable, net of allowances of $1,483,000 and $750,000, respectively	11,856,000	7,288,000
Prepaid expenses and other current assets	1,069,000	330,000

Total current assets	85,856,000	8,641,000
Property and equipment, net	3,035,000	2,547,000
Intangible assets, net	849,000	1,669,000
Other assets	93,000	88,000

Total assets	$89,833,000	$12,945,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under financing agreement	$—	$136,000
Convertible note payable and accrued interest to majority stockholder	—	3,064,000
Current portion of capital lease obligations	871,000	513,000
Current portion of note payable	144,000	292,000
Accounts payable	1,311,000	1,489,000
Accrued salaries and benefits	3,232,000	1,637,000
Other accrued expenses	3,599,000	2,258,000
Deferred revenue	11,346,000	7,323,000

Total current liabilities	20,503,000	16,712,000
Capital lease obligations, net of current portion	780,000	827,000
Note payable, net of current portion	—	73,000
Deferred revenue non-current	2,632,000	1,077,000

Total liabilities	23,915,000	18,689,000

Commitments and contingencies (Notes 4 and 10)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 and 5,044,445 shares authorized, respectively
Series A convertible preferred stock; none and 2,111,112 shares designated and outstanding, respectively; (liquidation preference of $9,500,000 as of December 31, 2001)	—	9,500,000
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,202,241 and 9,206,958 shares outstanding, respectively	2,000	1,000
Class B common, $0.0001 par value; 258,064 and none shares designated and outstanding at December 31, 2002 and 2001, respectively	—	—
Additional paid-in capital	91,659,000	10,454,000
Deferred compensation	(2,311,000)	(2,267,000)
Accumulated other comprehensive income (loss)	83,000	(3,000)
Accumulated deficit	(23,515,000)	(23,429,000)

Total stockholders’ equity (deficit)	65,918,000	(5,744,000)

Total liabilities and stockholders’ equity (deficit)	$89,833,000	$12,945,000

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2002	2001	2000
Revenue:
Software	$38,095,000	$20,632,000	$6,653,000
Services	24,781,000	13,819,000	3,377,000

Total revenue	62,876,000	34,451,000	10,030,000

Cost of revenue:
Software (inclusive of amortization of acquired intellectual property of $1,792,000, $3,185,000 and $207,000, respectively, and a write-down of acquired intellectual property of $1,677,000 in 2001)	2,689,000	5,897,000	920,000
Services	6,880,000	3,644,000	870,000

Total cost of revenue	9,569,000	9,541,000	1,790,000

Gross profit	53,307,000	24,910,000	8,240,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $1,458,000, $618,000 and $932,000, respectively)	28,187,000	17,682,000	7,870,000
Research and development (exclusive of stock-based compensation of $309,000, $112,000 and $216,000, respectively)	16,297,000	9,733,000	3,246,000
General and administrative (exclusive of stock-based compensation of $857,000, $374,000 and $497,000, respectively)	6,765,000	4,786,000	1,528,000
Stock-based compensation	2,624,000	1,104,000	1,645,000
Amortization of intangible assets	46,000	350,000	104,000
Write-down of intangible assets	—	788,000	—

Total operating expenses	53,919,000	34,443,000	14,393,000

Loss from operations	(612,000)	(9,533,000)	(6,153,000)

Other income (expense):
Interest expense	(490,000)	(613,000)	(417,000)
Interest income	819,000	—	—
Other income (expense), net	823,000	(3,000)	27,000

Other income (expense), net	1,152,000	(616,000)	(390,000)

Income (loss) before income taxes	540,000	(10,149,000)	(6,543,000)
Provision for income taxes	(626,000)	(62,000)	—

Net loss	$(86,000)	$(10,211,000)	$(6,543,000)

Dividends related to preferred shares	$(13,781,000)	$—	$—

Net loss attributable to common stockholders	$(13,867,000)	$(10,211,000)	$(6,543,000)

Basic and diluted net loss per common share	$(0.89)	$(1.14)	$(0.81)

Basic and diluted weighted average common shares outstanding	15,532,377	8,988,956	8,093,093

Other Comprehensive loss:
Net loss	$(86,000)	$(10,211,000)	$(6,543,000)
Foreign currency translation adjustments	(57,000)	(3,000)	—
Unrealized gain on available-for-sale securities	143,000	—	—

Comprehensive loss	$—	$(10,214,000)	$(6,543,000)

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock		Class B Common		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	7,474,925	$1,000	—	$—	$85,000	$(70,000)	$—	$(6,675,000)	$(6,659,000)
Issuance of Series A preferred shares upon conversion of debt at $4.50 per share	2,000,000	9,000,000	—	—	—	—	—	—	—	—	9,000,000
Issuance of Series B preferred shares for cash at $4.50 per share	111,112	500,000	—	—	—	—	—	—	—	—	500,000
Issuance of common shares in the acquisition of Computing Edge at $4.50 per share	—	—	618,638	—	—	—	2,784,000	—	—	—	2,784,000
Issuance of common shares upon exercise of stock options at $.05 per share	—	—	651,945	—	—	—	32,000	—	—	—	32,000
Deferred compensation related to stock option grants	—	—	—	—	—	—	3,892,000	(3,892,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,645,000	—	—	1,645,000
Net loss	—	—	—	—	—	—	—	—	—	(6,543,000)	(6,543,000)

Balance, December 31, 2000	2,111,112	9,500,000	8,745,508	1,000	—	—	6,793,000	(2,317,000)	—	(13,218,000)	759,000
Issuance of common shares in the acquisition of Tekworks at $5.50 per share	—	—	22,330	—	—	—	123,000	—	—	—	123,000
Issuance of common shares in the acquisition of the Carbon Copy assets at $5.50 per share	—	—	400,000	—	—	—	2,200,000	—	—	—	2,200,000
Issuance of common shares upon exercise of stock options at $.05 per share	—	—	47,775	—	—	—	3,000	—	—	—	3,000
Compensation expense related to cashless exercises of stock options	—	—	—	—	—	—	71,000	—	—	—	71,000
Deferred compensation related to stock option grants, net of $510,000 of terminations	—	—	—	—	—	—	983,000	(983,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,033,000	—	—	1,033,000
Issuance of stock warrants in connection with debt agreement	—	—	—	—	—	—	320,000	—	—	—	320,000
Repurchase and retirement of common shares at $4.50 per share	—	—	(8,655)	—	—	—	(39,000)	—	—	—	(39,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	—	—	—	—	(10,211,000)	(10,211,000)

Balance, December 31, 2001	2,111,112	9,500,000	9,206,958	1,000	—	—	10,454,000	(2,267,000)	(3,000)	(23,429,000)	(5,744,000)
Issuance of Series B preferred shares for cash at $7.50 per share, net of $800,000 of issuance costs	2,933,333	21,200,000	—	—	—	—	—	—	—	—	21,200,000
Issuance of common shares upon exercise of warrants at $5.50 per share	—	—	272,728	—	—	—	1,500,000	—	—	—	1,500,000
Issuance of Series C preferred shares for cash at $7.75 per share, net of $215,000 of issuance costs	258,064	1,785,000	—	—	—	—	—	—	—	—	1,785,000
Issuance of common stock for cash at $10 per share in initial public offering, net of $6,185,000 of issuance costs	—	—	5,000,000	1,000	—	—	43,814,000	—	—	—	43,815,000
Issuance of stock options to non-employees	—	—	—	—	—	—	7,000	—	—	—	7,000
Conversion of Series A preferred to common stock upon completion of initial public offering	(2,111,112)	(9,500,000)	2,111,112	—	—	—	9,500,000	—	—	—	—
Conversion of Series B preferred to common stock upon completion of initial public offering	(2,933,333)	(21,200,000)	2,933,333	—	—	—	21,200,000	—	—	—	—
Conversion of Series C preferred to Class B common stock upon completion of initial public offering	(258,064)	(1,785,000)	—	—	258,064	—	1,785,000	—	—	—	—
Issuance of common stock upon exercise of stock options at prices ranging from $0.05 to $7.50 per share	—	—	678,110	—	—	—	731,000	—	—	—	731,000
Deferred compensation related to stock option grants, net of $105,000 of terminations	—	—	—	—	—	—	2,668,000	(2,668,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	2,624,000	—	—	2,624,000
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	143,000	—	143,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(57,000)	—	(57,000)
Net loss	—	—	—	—	—	—	—	—	—	(86,000)	(86,000)

Balance December 31, 2002	—	$—	20,202,241	$2,000	258,064	$—	$91,659,000	$(2,311,000)	$83,000	$(23,515,000)	$65,918,000

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(86,000)	$(10,211,000)	$(6,543,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,185,000	4,342,000	699,000
Write-down of intangible assets	—	2,465,000	—
Stock-based compensation	2,631,000	1,104,000	1,645,000
Provision for doubtful accounts and other allowances	1,523,000	670,000	223,000
Amortization of debt discount	203,000	186,000	—
Loss on disposition of property and equipment	3,000	38,000	3,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,558,000)	(4,385,000)	(3,000,000)
Prepaid expenses and other current assets	(703,000)	(94,000)	(129,000)
Other assets	(5,000)	(88,000)	—
Accounts payable	(218,000)	817,000	228,000
Accrued salaries and benefits	1,505,000	1,035,000	400,000
Other accrued expenses	1,218,000	2,047,000	24,000
Deferred revenue	5,577,000	3,827,000	3,042,000

Net cash provided by (used in) operating activities	9,275,000	1,753,000	(3,408,000)

Cash flows from investing activities:
Purchase of property and equipment	(787,000)	(1,043,000)	(424,000)
Proceeds from the sale of equipment	—	—	3,000
Purchases of available-for-sale securities	(26,339,000)	—	—
Disposition of available-for-sale securities	226,000	—	—
Cash paid in asset acquisitions	(1,015,000)	(1,042,000)	—

Net cash used in investing activities	(27,915,000)	(2,085,000)	(421,000)

Cash flows from financing activities:
Net borrowings from (payments to) majority stockholder	(3,225,000)	1,372,000	4,036,000
Net borrowings (payments) under financing agreement	(136,000)	(6,000)	26,000
Principal payments on notes payable	(263,000)	(275,000)	—
Principal payments under capital lease obligations	(683,000)	(323,000)	(180,000)
Proceeds from the issuance of preferred and common shares	69,031,000	3,000	532,000
Repurchase of common shares	—	(39,000)	—

Net cash provided by financing activities	64,724,000	732,000	4,414,000

Net increase in cash and cash equivalents	46,084,000	400,000	585,000
Effect of foreign exchange rates on cash	(433,000)	(6,000)	—
Cash and cash equivalents, beginning of period	1,023,000	629,000	44,000

Cash and cash equivalents, end of period	$46,674,000	$1,023,000	$629,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$259,000	$401,000	$698,000
Cash paid for income taxes	$89,000	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$992,000	$1,583,317	$258,000
Issuance of 2,000,000 shares of Series A preferred stock upon conversion of debt and related accrued interest	$—	$—	$9,000,000
Unrealized gain on available-for-sale securities	$143,000	$—	$—
Issuance of common shares in connection with asset acquisitions:
Assets acquired	$—	$3,287,000	$3,790,000
Liabilities assumed	$—	$964,000	$1,006,000
Value of common shares issued	$—	$2,323,000	$2,784,000
Dividends related to preferred shares	$13,781,000	$—	$—

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and description of business

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

The reincorporation into Delaware was effected by way of a merger with a newly formed Delaware subsidiary, and the associated issuance of one share of common stock of the subsidiary for each outstanding share of common stock of the Company. Additionally, the holders of Series A preferred stock of the Company received shares of Series A preferred stock of the subsidiary. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to retroactively reflect the reincorporation.

The Company’s operations began as the software division of KeyLabs Corporation (“KeyLabs”). In August 1998, the Company acquired the assets and assumed certain liabilities of KeyLabs’ software division. Because KeyLabs and the Company were majority owned by The Canopy Group Inc. (“Canopy”), the acquired assets and assumed liabilities were transferred and recorded at carryover basis. Since inception, the Company has incurred operating losses and, as of December 31, 2002, and 2001 had an accumulated deficit of $(23,515,000) and $(23,429,000), stockholders’ equity (deficit) of $65,918,000 and $(5,744,000) and working capital (deficit) of $65,353,000 and $(8,071,000), respectively. The Company’s operating losses have been primarily funded through borrowings and equity investments from Canopy and from the initial public offering. As discussed in Note 5, during May 2000, $9,000,000 of borrowings and related accrued interest owed to Canopy were converted into shares of Series A preferred stock. In 2001, the Company borrowed an additional $1,372,000 from Canopy, a majority of which was used to fund the 2001 acquisitions discussed in Notes 2 and 3. As of December 31, 2002, the Company had fully repaid the outstanding borrowings and accrued interest from Canopy. During the year ended December 31, 2002, the Company’s operating activities generated $9,275,000 of cash.

As discussed in Note 6, in February 2002, the Company obtained $21,200,000 of net proceeds from the sale of preferred stock through a private placement and $1,500,000 from Canopy through the exercise of a warrant to purchase shares of common stock. The Company used $3,225,000 of these proceeds to repay the outstanding borrowings and accrued interest due to Canopy. As discussed in Note 6, in May 2002, the Company obtained $43,815,000 of net proceeds from an initial public offering. The Company intends to use the proceeds for working capital and general corporate purposes, including expanding the Company’s sales and research and development efforts and international operations.

(2)	Significant accounting policies

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Altiris GmbH, Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris Estonia OÜ and Altiris Singapore Pte Ltd. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable and product returns, determination of fair value of options granted to employees, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Cash and cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, taxable auction rate notes and money market funds and are recorded at cost, which approximates fair value.

Available-for-sale securities

Available-for-sale securities consist primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include:

•	U.S. Government and Agency Securities, which have contractual maturities of less than two years.

•	Corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Loss. Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities consist of the following as of December 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$3,499,000	$8,000	$—	$3,507,000
Corporate debt	22,615,000	135,000	—	22,750,000

Total available-for-sale securities	$26,114,000	$143,000	$—	$26,257,000

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company’s customers are affected by general market economic conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Property and equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Equipment under capital leases is originally recorded at the present value of the minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvement or the remaining term of the related lease.

Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend the useful lives of existing assets are capitalized and depreciated over their estimated useful lives. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in the statement of operations.

The estimated useful lives of property and equipment are as follows:

Computer equipment	3 years
Office furniture and equipment	3–5 years

Property and equipment consisted of the following:

	December 31,
	2002	2001
Computer equipment	$5,017,000	$3,127,000
Office equipment	440,000	491,000
Furniture and fixtures	262,000	256,000
Leasehold improvements	50,000	46,000

	5,769,000	3,920,000
Less accumulated depreciation and amortization	(2,734,000)	(1,373,000)

	$3,035,000	$2,547,000

Intangible assets

On March 30, 2001, the Company purchased certain intellectual property (“Carbon Copy”), valued at $3,489,000, and $77,000 of equipment from Compaq Computer Corporation (“Compaq”). The purchase included $672,000 paid in cash, issuance of 400,000 shares of the Company’s common stock valued at $2,200,000, issuance of a $500,000 note payable that was paid in quarterly installments equal to 10 percent of the gross revenue of Carbon Copy sales (discounted value of $432,000 using a 7.5 percent interest rate) and the assumption of $262,000 of liabilities.

On September 30, 2002, the Company purchased certain assets from Previo. Previo was a provider of system back-up and recovery technology. Total consideration was $1.1 million in cash. The purchase price was allocated to the acquired assets based on their estimated fair value. The Company acquired fixed assets with an estimated fair value of $75,000 and intangible assets with an estimated fair value of $1.0 million. The intangible assets consist primarily of intellectual property with an estimated useful life of 18 months.

Intangible assets represent the intellectual property, customer lists and assembled workforce acquired in the acquisitions of Computing Edge and Tekworks (see Note 3) and the Previo and Carbon Copy asset acquisitions

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

described above. The intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 18 months to 3 years. Amortization of acquired intellectual property is classified in cost of revenue in the accompanying statements of operations. As of September 30, 2001, management determined that the estimated useful life of 3 years for the Computing Edge intangibles should be revised to 18 months. The effect of this change in estimate was accounted for prospectively from the date of change. Additionally, as discussed below the Company determined that certain of the intangible assets were impaired and a write-down was recorded.

Intangible assets consisted of the following:

	December 31,
	2002	2001
Intellectual property	$7,611,000	$6,709,000
Customer list	1,189,000	1,189,000
Assembled workforce	196,000	71,000

	8,996,000	7,969,000
Less accumulated amortization	(8,147,000)	(6,300,000)

	$849,000	$1,669,000

Capitalized software costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. The capitalizable software development costs have not been material for the years ended December 31, 2002, 2001 and 2000 and such costs were charged to research and development expense in the accompanying consolidated statements of operations.

Impairment of long-lived assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial position or results of operations.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Assets and liabilities held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

During the year ended December 31, 2001, management determined that certain of its intangible assets were impaired as a result of a competitor’s product release and other changes in the Company’s operations. Accordingly, $1,677,000 of the Carbon Copy intellectual property and the carrying amount of the Computing Edge customer list of $788,000 were written off. The write-off of intellectual property is classified in cost of software revenue in the accompanying statements of operations. The amount of the write-off was determined by comparing the future estimated discounted cash flows associated with the assets to the assets’ carrying amounts. As of December 31, 2002, management did not consider any of the Company’s other long-lived assets to be impaired.

Fair value of financial instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company’s debt obligations approximate fair value based on current interest rates.

Translation of foreign currencies

The assets and liabilities of foreign subsidiaries, have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive loss which is a component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations and amounted to an aggregate gain of $824,000 in 2002, an aggregate loss of $81,000 in 2001 and an aggregate gain of $4,000 in 2000.

Revenue recognition

In October 1997, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 97-02, Software Revenue Recognition, which has been amended by SOP 98-09. SOP 97-02, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, annual upgrade protection (“AUP”), technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). The Company establishes VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

The Company licenses its IT lifecycle management software products under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. For licensing of the Company’s software to OEM’s, revenue is not

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue in the accompanying statements of operations. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected.

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenues from training arrangements or seminars and from consulting services are recognized as the services are performed or seminars are held. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services revenue from arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

The Company provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns which has been reflected as a reduction to accounts receivable. The allowance for estimated returns was $190,000 and $281,000 as of December 31, 2002 and 2001, respectively. Revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience is not recognized until the return right lapses.

License and Distribution Agreement

During the year ended December 31, 2001, the Company entered into a License and Distribution Agreement with an OEM. The Company and the OEM have agreed to develop and market an integrated product combining the Company’s server deployment and provisioning technology with a new line of the OEM’s servers. The OEM will then be the distributor for the developed product. The OEM agreed to pay the Company $1.2 million for contract research and development and minimum royalties of $800,000. The $800,000 of minimum royalties was prepaid to the Company and deferred as of December 31, 2001. During the year ended December 31, 2002, $300,000 of the minimum prepaid royalties was recognized as revenue and $200,000 and $300,000 will be recognized as royalties under the agreement during the years ending December 31, 2003 and 2004, respectively. Amounts for contract research and development, which are payable as certain phases of the software are delivered and accepted, are accounted for using the percentage-of-completion method. As of December 31, 2001, $200,000 of the $1.2 million for contract research and development had been billed, collected and recognized as revenue. During the year ended December 31, 2002, an additional $500,000 of contract revenue was billed, collected and recognized as revenue.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect. Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

party convertible note payable and shares issuable upon conversion of preferred stock. During the years ended December 31, 2002, 2001, and 2000, there were 3,509,000, 6,257,000 and 4,651,000 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Stock-based compensation

The Company accounts for its stock-based compensation issued to directors, officers, and employees under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss as if the Company had accounted for its Stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the years ended December 31, 2002, 2001 and 2000: average risk-free interest rates of 4.18, 4.57 and 6.36 percent, respectively; weighted average volatility of 26, 0 and 0, percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net loss attributable to common stockholders and net loss per common share for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net loss attributable to common stockholders:
As reported	$(13,867,000)	$(10,211,000)	$(6,543,0000)
Stock-based employee compensation expense included in reported net loss, net of tax	2,624,000	1,104,000	1,645,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(5,960,000)	(1,741,000)	(1,852,000)

Pro forma	$(17,203,000)	$(10,848,000)	$(6,750,000)

Basic and diluted net loss per common share:
As reported	$(0.89)	$(1.14)	$(0.81)
Pro forma	$(1.11)	$(1.21)	$(0.83)

Research and development

All expenditures for research and development are charged to expense as incurred. The Company incurred total research and development expenses of $16,297,000, $9,733,000, and $3,246,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1,920,000, $1,597,000 and $1,286,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Income taxes

The Company recognizes a liability or asset for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is provided when it is considered more likely than not that some or all of the deferred tax assets may not be realized.

(3)	Acquisitions

Computing Edge

On September 30, 2000, the Company purchased certain assets and assumed certain liabilities from Computing Edge Corporation, Computing Edge Australasia Pty Limited and Computing Edge Limited (collectively, “Computing Edge”). Computing Edge was a provider of systems and asset management solutions for Windows and UNIX. The Company has accounted for the acquisition using the purchase method of accounting. The total consideration was $3,790,000 and included 618,638 shares of the Company’s common stock valued at $2,784,000 and the assumption of $1,006,000 of liabilities. The purchase price was allocated to the acquired assets based on their estimated fair values. The Company acquired fixed assets with an estimated fair market value of $50,000 and intangible assets with an estimated fair market value of $3,740,000. The intangible assets consist of intellectual property, customer list and assembled workforce with original estimated useful lives of three years. As discussed in Note 2, during the year ended December 31, 2001, the estimated useful lives were revised to 18 months. Computing Edge’s results of operations are included in the accompanying consolidated statements of operations from October 1, 2000.

Tekworks, Inc.

On February 28, 2001, the Company purchased certain assets and assumed certain liabilities from Tekworks, Inc. (“Tekworks”). Tekworks was a provider of computer software products and intranet-extranet and Internet-based computer system administrative tools. The total consideration was $762,000 and included $369,000 paid in cash, $100,000 note payable from the Company to Tekworks due in two equal installments of $50,000 on September 30, 2001 and December 31, 2001, 22,330 shares of the Company’s common stock valued at $123,000 and the assumption of $170,000 of liabilities. The purchase price was allocated to the acquired assets based on their estimated fair values. The Company acquired fixed assets with an estimated fair market value of $22,000 and intellectual property with an estimated fair market value of $740,000 and an estimated useful life of 18 months. Tekworks’ results of operations are included in the accompanying consolidated statements of operations from March 1, 2001.

The following unaudited pro forma information for the years ended December 31, 2000 and 2001, presents the results of operations of the Company as if the Computing Edge and Tekworks acquisitions had taken place at January 1, 2000. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisitions been made as of January 1, 2000.

	2001	2000
	(Unaudited)	(Unaudited)
Revenue	$34,654,000	$16,314,000
Net loss	(10,335,000)	(7,414,000)
Basic and diluted net loss per common share	(1.15)	(0.87)

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(4)	Leases

Capital leases

Certain computer equipment is leased under capital lease arrangements. The following is a summary of assets held under capital leases as of December 31, 2002 and 2001.

	2002	2001
Computer equipment	$2,539,000	$1,678,000
Office equipment	22,000	—
Furniture and fixtures	4,000	—
Less accumulated amortization	(993,000)	(366,000)

	$1,572,000	$1,312,000

The following is a schedule by year of future minimum lease payments under capital lease obligations together with the present value of the minimum lease payments at December 31, 2002.

Years Ending December 31,
2003	$988,000
2004	654,000
2005	171,000

Total minimum lease payments	1,813,000
Less amount representing interest	(162,000)

Present value of minimum lease payments	1,651,000
Less current portion	(871,000)

$780,000

Operating leases

The Company is committed under non-cancelable operating leases involving office facilities and office and computer equipment. Rent expense for non-cancelable operating leases was $1,383,000, $1,040,000 and $335,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, aggregate future lease commitments are $1,545,000, $1,398,000, $1,403,000, $1,282,000 and $22,000 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

(5)	Debt agreements

Financing agreement

The Company entered into an Accounts Receivable Financing Agreement (the “Financing Agreement”) with a finance company. Under the Financing Agreement, the finance company had agreed to purchase, with recourse, eligible accounts receivable as selected by the Company up to a maximum credit limit of $700,000. The finance company advanced to the Company 80 percent of the face value of the receivables purchased. Borrowings under the Financing Agreement bore interest at prime plus one percent (5.84 percent as of December 31, 2001), a 1.25 percent administration fee on each receivable purchased and a minimum monthly fee of 0.5 percent of the maximum credit limit. Since the receivables were sold with recourse, the Company had accounted for the finance transactions as borrowings. The receivables sold remained on the Company’s consolidated balance sheets with no gain or loss recognized and the amounts advanced to the Company reflected

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

as debt. Borrowings under the Financing Agreement amounted to $136,000 as of December 31, 2001. The Company repaid amounts outstanding under this Financing Agreement in 2002 and terminated the Financing Agreement.

Borrowings from Canopy

In August 1998, the Company entered into a $2,400,000 line-of-credit agreement with Canopy bearing interest at 8 percent per annum, due on demand or if no demand was made on December 31, 2000 and secured by essentially all assets of the Company. On March 18, 1999, the maximum borrowing limit was increased to $8,400,000. As of December 31, 1999, total borrowings and accrued interest due to Canopy totaled $6,818,000. During 2000, Canopy continued to provide funding to the Company and on May 9, 2000, Canopy agreed to convert $9,000,000 of debt and accrued interest into 2,000,000 shares of Series A preferred stock. On June 26, 2000, Canopy and the Company entered into another promissory note arrangement pursuant to which the Company could borrow up to $2,000,000 at 9 percent interest due on demand or if no demand was made on December 31, 2000. The $2,000,000 borrowing limit was subsequently increased to $3,000,000. As of December 31, 2000, total borrowings and accrued interest due to Canopy totaled $1,852,000. Borrowings under the $3,000,000 arrangement were also secured by essentially all assets of the Company. Effective January 1, 2001, the Company entered into a new $5,000,000 convertible note payable bearing interest at the prime rate (4.84 percent as of December 31, 2001), due at the earlier of a $15,000,000 financing transaction or December 31, 2002 and secured by essentially all assets of the Company (the “2001 Note Payable”). The 2001 Note Payable was convertible into common stock at the option of the holder at a conversion rate equal to the fair market value of the Company’s common stock at the time of conversion. Borrowings outstanding under the prior arrangement were transferred to the 2001 Note Payable and the prior arrangement was cancelled.

In connection with the 2001 Note Payable, the Company issued a five-year warrant to purchase 272,728 shares of the Company’s common stock at $5.50 per share. This warrant was valued at $1.17 per share or $320,000 in total. The fair value of the warrant was calculated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.85 percent, dividend yield rate of 0 percent, volatility factor of 20.01 percent and a life of five years. The value of the warrant was recorded as additional paid-in capital with the corresponding amount recorded as a debt discount. As of December 31, 2001, the remaining debt discount of $160,000 was netted against the related convertible note payable balance in the accompanying consolidated balance sheet to be amortized as interest expense over the remaining life of the note. As of December 31, 2001, total borrowings and accrued interest due to Canopy on the 2001 Note Payable amounted to $3,064,000, net of the debt discount. On February 21, 2002, the Company used a portion of the proceeds from the sale of New Series B Preferred (see Note 6) to pay in full its borrowings and accrued interest under the 2001 Note Payable to Canopy and the 2001 Note Payable was cancelled. The remaining debt discount was charged to interest expense in the first quarter of 2002 as a result of the cancellation of the 2001 Note Payable.

Note payable

At December 31, 2001, the Company had a non-interest bearing note payable to Compaq, which was due in quarterly installments based on revenues generated from Carbon Copy (see Note 2). Any remaining unpaid balance would be due and payable in March 2003. The note payable is unsecured and interest was imputed at 7.5 percent.

The remaining principal payments under the note payable as of December 31, 2002, is $144,000 and was paid in full in January 2003.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6)	Equity transactions

Convertible Preferred Stock

In May 2000, the Company amended its articles of incorporation to authorize 4,000,000 shares of preferred stock, of which 2,000,000 shares were designated Series A Preferred and 2,000,000 shares were designated Series B Preferred. The Series A Preferred and Series B Preferred had priority over common stock with respect to dividend rights and liquidation rights. The holders of Series A Preferred and Series B Preferred were entitled to receive dividends at the rate of $0.45 per share per annum on Series A Preferred and at the rate of $0.70 per share on Series B Preferred when and if declared by the board of directors. The preferred stockholders had the right to one vote for each share of common stock into which such preferred stock would be converted with full voting rights and powers of the common stockholders.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each holder of preferred stock was entitled to receive an amount equal to the original purchase price plus declared but unpaid dividends. Upon completion of the preferred distribution, the remaining assets of the Company would be distributed among the holders of preferred and common stock pro rata based on the number of shares of common stock held by each, assuming conversion of all preferred stock. A change in control, as defined, as a result of any reorganization, merger or consolidation, or a sale of substantially all of the Company’s assets was deemed to be a liquidation. The holders of preferred stock could convert their shares of preferred stock into common stock on a one for one basis, subject to certain anti-dilution provisions.

As discussed in Note 5, in May 2000, Canopy agreed to convert $9,000,000 of debt and accrued interest into 2,000,000 shares of Series A Preferred. Additionally, in May 2000, the Company sold 111,112 shares of Series B Preferred for $500,000.

In May 2001, the Company amended its articles of incorporation to remove the designation of Series B Preferred, to reduce the authorized number of shares of preferred stock to 2,111,112, and to increase the number of shares of preferred stock designated as Series A Preferred to 2,111,112. In connection with this amendment, the previously issued Series B Preferred shares were converted into Series A Preferred shares.

In February 2002, the Company’s stockholders approved an amended and restated Certificate of Incorporation to, among other things, (a) increase the authorized shares of preferred stock of the Company by 2,933,333 shares, from 2,111,112 shares to 5,044,445 shares and (b) authorize a series of preferred stock of the Company designated as Series B Preferred Stock (the “New Series B Preferred”).

In February 2002, the Company sold the 2,933,333 shares of new Series B Preferred to entities affiliated with Technology Crossover Ventures (“TCV”) and vSpring Capital through a private offering for aggregate net proceeds of $21.2 million. In connection with the sale of New Series B Preferred, the Company recorded a dividend related to the New Series B Preferred in the amount of $13.2 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the sales price of $7.50 per New Series B Preferred share and the estimated fair value of $12.00 per common share for financial reporting purposes based on the estimated price range for the Company’s then-proposed initial public offering of shares of its common stock. As the Company had an accumulated deficit, the dividend was recorded as an increase and corresponding decrease in additional paid in capital.

In May 2002, the Company’s stockholders approved an amended and restated Certificate of Incorporation to, among other things, (a) increase the authorized shares of preferred stock of the Company by 258,064 shares, (b) authorize a series of preferred stock of the Company designated as Series C Non-Voting Preferred Stock (the “Series C Preferred”), and (c) authorize a new class of common stock of the Company designated as Class B

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Non-Voting Common Stock (the “Class B Stock”). The Class B Stock is identical to the Company’s common stock except that the Class B Stock is not be entitled to any voting rights.

In May 2002, the Company sold 258,064 shares of Series C Preferred to Dell Ventures L.P. for net proceeds of $1.8 million. In connection with the sale of Series C Preferred, the Company recorded a dividend related to the Series C Preferred in the amount of $581,000 representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated based on the difference between the sales price of $7.75 per Series C Preferred share and the estimated fair value of $10.00 per common share for financial reporting purposes based on the estimated price range for the Company’s then-proposed initial public offering of shares of its common stock. As the Company had an accumulated deficit, the dividend was recorded as an increase and corresponding decrease in additional paid in capital. The Company completed this private placement in connection with a software licensing arrangement with Dell Computer Corporation (“Dell”). The Company did not recognize any revenue contemporaneously with the closing of this private placement under the licensing arrangement with Dell.

Effective as of the completion of the Company’s initial public offering of its common stock (the “IPO”), each outstanding share of Series A Preferred and the New Series B Preferred converted into one share of common stock, and each outstanding share of Series C Preferred converted into one share of Class B Stock. Following such conversions, the Company’s Certificate of Incorporation was amended and restated to delete all references to the Series A Preferred, the New Series B Preferred and the Series C Preferred, and 5,000,000 shares of undesignated preferred stock of the Company was authorized. The Company’s board of directors has the authority, without any further vote or action by the Company’s stockholders, to issue from time to time preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof. The authorized shares of common stock of the Company were also increased to 100,000,000 shares. All outstanding shares of Class B Stock will automatically convert into common stock in May 2003.

Common stock

In September 2000, the Company issued 618,638 shares of its common stock in connection with the Computing Edge acquisition (see Note 3). The common stock issued was recorded at the estimated fair market value as determined by the Company’s board of directors of $4.50 per share.

In February 2001, the Company issued 22,330 shares of its common stock in connection with the Tekworks acquisition (see Note 3). In March 2001, the Company issued 400,000 shares of its common stock in connection with the purchase of Carbon Copy (see Note 2). The common stock issued was recorded at the estimated fair market value as determined by the Company’s board of directors of $5.50 per share.

In connection with the issuance of the 400,000 shares in the purchase of Carbon Copy, the Company granted Compaq certain rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act. The registration rights provide that, if the Company proposes to register any shares of its capital stock under the Securities Act of 1933, as amended, Compaq is entitled to notice of the registration and has the right to include its registrable securities in the registration. The registration rights are subject to certain conditions and limitations, among them the right of the underwriters to limit the number of shares included in the registration which may reduce the number of shares proposed to be registered in view of market conditions. All expenses in connection with any registration, other than underwriting discounts and commissions, will be borne by the Company.

In May 2002, the Company completed the sale and issuance of 5,000,000 shares of common stock in its IPO at a price of $10.00 per share. Net proceeds to the Company after underwriting discounts and commissions and direct offering costs approximated $43.8 million. As noted above, with the completion of the IPO, the Series A

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

preferred and New Series B Preferred were converted into 2,111,112 and 2,933,333 shares of common stock, respectively, and the Series C preferred was converted into 258,064 shares of Class B Stock.

As discussed in Note 5, in connection with the 2001 Note Payable the Company granted Canopy a five-year warrant to purchase 272,728 shares of common stock at $5.50 per share. In February 2002, Canopy exercised the warrant and the Company received proceeds of $1,500,000.

(7)	Stock Option Plan

1998 Stock Plan

The Company has adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan provides for the granting of non-qualified stock options to purchase shares of the Company’s common stock. The 1998 Plan is administered by the board of directors. Under the 1998 Plan, the board of directors could grant up to 4,325,000 options to employees, directors and consultants. Options granted under the 1998 Plan are subject to expiration and vesting terms as determined by the board of directors. In February 2002, the board of directors determined to discontinue granting stock options under the 1998 Plan and to retire any shares of common stock reserved for issuance under such plan and not subject to outstanding stock options. At that time, 4,197,058 options had been granted under the 1998 Plan.

Under the terms of the 1998 Plan, the options generally expire 10 years after the date of grant or within three months of termination and generally vest as to 25 percent of the shares underlying the options at the end of each one year period over four years and are exercisable as they vest. The 1998 Plan contains certain restrictions and limitations, including the Company’s right of first refusal on the transfer or sale of shares issued upon exercise of vested options.

2002 Stock Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2002 Stock Plan (the “2002 Plan”) in January 2002. The 2002 Plan provides for the granting of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options and stock purchase rights to the Company’s employees, directors and consultants. A total of 1,180,762 shares of common stock are reserved for issuance pursuant to the 2002 Plan. In addition, the 2002 Plan provides for annual increases in the number of shares available on the first day of each year, beginning in 2003, equal to the lesser of 3 percent of the outstanding shares of common stock on the first day of the applicable year, 1,000,000 shares, or another amount as the Company’s board of directors may determine. The 2002 Plan is administered by the board of directors or, by committees appointed by the board of directors. The administrator has the power to determine the terms of the options and stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the exercisability of the options and stock purchase rights and the form of consideration payable upon exercise.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A summary of option activity under the Plans for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,395,025	$2.09	2,511,350	$0.87	1,596,190	$0.05
Granted	814,140	7.88	1,024,425	5.17	2,001,600	1.04
Exercised	(678,110)	1.09	(47,775)	0.05	(651,945)	0.05
Forfeited	(113,912)	5.33	(92,975)	2.99	(434,495)	0.14

Outstanding at end of year	3,417,143	3.56	3,395,025	2.09	2,511,350	0.87

Exercisable at end of year	1,062,274	$1.47	940,568	$0.59	338,254	$0.05
Weighted average fair value of options granted		$6.27		$1.94		$2.23

The following table summarizes the stock options outstanding as of December 31, 2002:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	1,305,817	6.8	$0.05	709,508	$0.05
3.00	452,450	7.7	3.00	148,100	3.00
4.50	425,700	8.3	4.50	95,941	4.50
5.50	114,550	8.6	5.50	24,663	5.50
5.65	62,015	9.6	5.65	—	—
6.00	328,211	8.9	6.00	76,912	6.00
7.50	619,650	9.1	7.50	6,900	7.50
10.00	41,650	9.3	10.00	250	10.00
11.99	67,100	9.8	11.99	—	—

$0.05–11.99	3,417,143		$3.56	1,062,274	$1.47

Stock-based compensation

During the years ended December 31, 2002, 2001 and 2000, the Company granted 621,025, 903,225, and 2,001,600 options with exercise prices below the estimated fair market value on the grant date resulting in $2,668,000, $983,000 and $3,892,000 in net deferred compensation, respectively. The deferred compensation has been recorded as a component of stockholders’ equity (deficit) and is being recognized over the vesting period of the underlying stock options, using the accelerated method under FIN 28. Amortization of deferred compensation amounted to $2,624,000, $1,033,000 and $1,645,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

2002 Employee Stock Purchase Plan

In February 2002, the Company’s board of directors adopted the 2002 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the completion of the Company’s initial public offering. A total of 500,000 shares of common stock are reserved for issuance under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of 2 percent of the outstanding shares of the Company’s common

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

stock on the first day of the applicable year, 750,000 shares, or another amount as the Company’s board of directors may determine. The Company’s board of directors or a committee established by the board of directors will administer the ESPP and will have authority to interpret the terms of the ESPP and determine eligibility.

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains consecutive, 6-month offering periods. The offering periods generally start on the first trading day on or after February 1 and August 1 of each year, except for the first such offering period which commenced on the first trading day on or after the effective date of the IPO and ended on February 1, 2003. All eligible employees were automatically enrolled in the first offering period.

Participants can purchase common stock through payroll deductions of up to 10 percent of their eligible compensation which includes a participant’s base salary, overtime and shift premiums and commissions, but excludes all other compensation. A participant could purchase a maximum of 1,125 shares during the first offering period under the ESPP and may purchase a maximum of 750 shares during each subsequent six-month offering period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month offering period. The price is 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends three months following termination of employment. A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP.

(8)	Altiris 401(k) Plan

The Company adopted the Altiris, Inc. 401(k) Plan (the 401(k) Plan) in February 2002. The 401(k) Plan covers all Altiris U.S. employees who met certain requirements. The Plan allows the Company to contribute an amount equal to 50% of the first 6% of eligible compensation that the employee contributes.

The Company’s matching contributions to the 401(k) Plan was $518,000 for the year ended December 31, 2002. During 2001 and 2000, the Company and its employees participated in a 401(k) Plan administered by Canopy (see Note 11).

(9)	Income taxes

The Company’s income (loss) before income taxes for the years ended December 31, 2002, 2001, and 2000 consisted of the following:

	2002	2001	2000
Domestic	$707,000	$(9,893,000)	$(6,543,000)
Foreign	(167,000)	(256,000)	—

	$540,000	$(10,149,000)	$(6,543,000)

The Company’s total income tax provision of $626,000 for the year ended December 31, 2002 includes $85,000 of current state income tax and $541,000 of current income taxes attributable to the Company’s foreign operations. The Company’s income tax provision of $62,000 for the year ended December 31, 2001 was all related to its foreign operations.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The actual income tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. federal statutory tax rate of 34 percent, as a result of the following for the years ended December 31:

	2002	2001	2000
U.S. federal statutory tax (benefit)	$184,000	$(3,451,000)	$(2,225,000)
Net loss of foreign subsidiaries	56,000	87,000	—
Foreign earnings taxed in specific jurisdictions	541,000	62,000	—
State taxes (net of federal income tax benefit)	56,000	—	—
Non-deductible meals and entertainment	133,000	53,000	—
Research credits	(374,000)	(79,000)	(27,000)
Change in U.S. federal valuation allowance attributable to operations	28,000	3,390,000	2,252,000
Other, net	2,000	—	—

	$626,000	$62,000	$—

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

From the Company’s inception in August 1998, through January 26, 2000, the Company was a separate taxable entity. During a portion of the 2000 calendar year, the Company was included in a consolidated tax return filed by Canopy. On September 30, 2000, as a result of the Company’s issuance of common stock in the acquisition of Computing Edge (see Note 3), the Company could no longer be consolidated with Canopy for income tax reporting purposes and it became a separate taxable entity again. During the period that the Company was included in the consolidated income tax return filed by Canopy, the Company generated a $1.5 million operating loss that was utilized by Canopy.

From inception through December 31, 2002, the Company has generated stand-alone net operating losses (“NOL”) for federal income tax reporting purposes of $12,700,000 which will begin to expire in 2013. Included in this amount is $7,500,000 of net operating losses attributable to stock option tax deductions, which when utilized, the estimated benefit of $2,550,000 will be recorded as an increase to paid-in-capital. The Company has various state net operating loss carryovers which expire depending on the rules of the various states to which the loss is allocated. The Company also has research credit carryovers of $489,000 which will begin to expire in 2013. Foreign tax NOLs totaling $500,000 will carry forward indefinitely.

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of NOL carryforwards if certain changes in ownership have taken place or will take place. As a result of an ownership change that occurred in May 2002, utilization of the Company’s NOL carryforwards, arising prior to the ownership change date, will be limited to an annual amount not to exceed the value of the Company on the ownership change date multiplied by the Federal long-term tax-exempt rate. If the annual limitation of approximately $5,000,000 is not utilized in any particular year, it will remain available on a cumulative basis through the expiration date of the applicable NOL carryforwards.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates which will apply when the differences are expected to be settled or realized. The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows:

	2002	2001
U.S. NOL carryforwards	$4,960,000	$4,442,000
Foreign NOL carryforwards	150,000	—
General business credits	489,000	115,000
Accrued vacation	356,000	125,000
Allowance for bad debt	304,000	121,000
Depreciation and amortization	2,630,000	2,196,000
Accrued sales tax	33,000	78,000
Product returns allowance	224,000	228,000
Stock-based compensation	2,084,000	1,093,000
Other accrued liabilities	245,000	112,000

Total deferred tax assets	11,475,000	8,510,000
Valuation allowance	(11,475,000)	(8,510,000)

Total net deferred tax assets	$—	$—

SFAS No. 109, Accounting for Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded and continues to record a full valuation allowance for all of its deferred income tax assets due to the uncertainty of realization of the assets based upon the limited operating history of the Company and the lack of cumulative profitability to date.

(10)	Commitments and contingencies

Legal matters

On December 23, 1999, the Company commenced a patent infringement suit against Symantec Corporation, or Symantec, in the United States District Court for the District of Utah, or District Court, requesting compensatory damages and injunctive relief. In its response to the Company’s complaint, Symantec denied the Company’s claim of infringement and brought a counterclaim against the Company asserting that the Company’s patent is invalid and that the Company is infringing and diluting Symantec’s trademarks.

In July 2001, the District Court conducted a hearing for the purpose of construing or interpreting the claims comprising the Company’s patent, and in August 2001, the District Court issued an order that narrowly construed these claims. In an effort to facilitate the Company’s appeal from the order, the Company entered into a stipulation with Symantec that, based on the order, Symantec’s products do not infringe the Company’s patent. The stipulation also provided that Symantec’s counterclaims of trademark infringement and dilution would be dismissed and the remainder of the lawsuit would be stayed. Symantec’s only remaining counterclaim requests a judgment that the Company’s patent is invalid.

In November 2001, the District Court entered a final judgment based on the Company’s stipulation, ruling that Symantec did not infringe our patent and dismissing Symantec’s counterclaims for trademark infringement and dilution. The Company and Symantec each appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, or Court of Appeals, and on February 12, 2003, the Court of Appeals ruled that

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the District Court erred in its construction of the claims comprising the Company’s patent and instructed the District Court to reconsider the question of infringement by Symantec based upon the Court of Appeal’s interpretation of the patent. Although management believes that this patent is an important intellectual property asset, management does not believe that it is material to the Company’s business as a whole. Accordingly, management does not believe that an adverse ruling would have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in other claims and legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Concentration of credit risk and significant customers

As of and for the years ended December 31, 2002, 2001 and 2000, customers that accounted for more than ten percent of total revenue and/or accounts receivable balances are as follows:

Hewlett-Packard (formerly Compaq)—Revenue of 30%, 24% and 19% in 2002, 2001 and 2000, respectively.

Ingram Micro—Revenue of 10%, 9% and 22% in 2002, 2001 and 2000, respectively.

Hewlett-Packard (formerly Compaq)—Accounts receivable of 31% and 24% as of December 31, 2002 and 2001, respectively.

Ingram Micro—Accounts receivable of 13% and 7% as of December 31, 2002 and 2001, respectively.

(11)	Related party transactions

As discussed in Note 5, the Company had certain debt arrangements with Canopy. Canopy has guaranteed $1,300,000 of the Company’s capital lease obligations. During the years ended December 31, 2001 and 2000, the Company participated in a 401(k) retirement plan (the “Canopy 401(k) Plan”) administrated by Canopy, which covered all salaried and hourly employees who met certain requirements. The Company contributed $342,000 and $145,000 to the Canopy 401(k) Plan for the years ended December 31, 2001 and 2000, respectively. In February 2002, the Company no longer qualified under ERISA guidelines to participate in the Canopy 401(k) Plan; as a result, the Company has established a comparable 401(k) plan for its employees (see Note 8). For the years ended December 31, 2001 and 2000, the Company obtained its insurance coverage through Canopy. The premiums amounted to $93,000 and $17,000, respectively.

During the year ended December 31, 2001, the Company leased from Canopy office space and related furniture and office equipment totaling $739,000. In December 2001, the Company terminated the previous lease and moved its corporate headquarters to a new facility that is also leased from Canopy. The lease for the Company’s current corporate headquarters provides for monthly rent of $97,000 and expires in December 2006. During the year ended December 31, 2000, the Company incurred rent expense of $238,000 to KeyLabs.

(12)	Segment, geographic and customer information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for public enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenue from customers located outside the United States accounted for 20 percent, 16 percent and 14 percent of total revenue during the years ended December 31, 2002, 2001 and 2000, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States.

The following table presents revenue by geographic areas:

	December 31,
	2002	2001	2000
Domestic operations:
Domestic customers	$50,095,000	$29,098,000	$8,626,000
International customers	2,736,000	1,453,000	1,386,000

Total	52,831,000	30,551,000	10,012,000

International operations:
European customers	8,880,000	3,308,000	—
Other customers	1,165,000	592,000	18,000

Total	10,045,000	3,900,000	18,000

Consolidated revenue	$62,876,000	$34,451,000	$10,030,000

ALTIRIS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowances for accounts receivable:
Year ended December 31, 2002	$750,000	$1,523,000	$(790,000)	$1,483,000
Year ended December 31, 2001	226,000	670,000	(146,000)	750,000
Year ended December 31, 2000	67,000	223,000	(64,000)	226,000

UNAUDITED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Year ended December 31, 2002
Total revenue	$11,562	$17,204	$15,974	$18,136	$62,876
Gross profit	9,485	12,987	14,315	16,520	53,307
Net income (loss) attributable to common stockholders	(15,024)	(105)	(359)	1,621	(13,867)
Basic net income (loss) per share	$(1.63)	$(0.01)	$(0.02)	$0.08	$(0.89)
Diluted net income (loss) per share	(1.63)	(0.01)	(0.02)	0.07	(0.89)
Weighted average common shares (basic)	9,211	13,117	19,685	19,955	15,532
Weighted average common shares (diluted)	9,211	13,117	19,685	21,748	15,532

Year ended December 31, 2001
Total revenue	$6,444	$8,471	$8,903	$10,633	$34,451
Gross profit	4,223	6,758	5,272	8,657	24,910
Net income (loss) attributable to common stockholders	(2,571)	(1,527)	(4,199)	(1,914)	(10,211)
Basic net (loss) per share	$(0.30)	$(0.17)	$(0.46)	$(0.21)	$(1.14)
Diluted net (loss) per share	(0.30)	(0.17)	(0.46)	(0.21)	(1.14)
Weighted average common shares (basic)	8,682	9,084	9,093	9,095	8,989
Weighted average common shares (diluted)	8,682	9,084	9,093	9,095	8,989

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1**	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2**	Amended and Restated Bylaws of the Registrant currently in effect.

4.1***	Specimen Common Stock Certificate.

4.2A***	Investor Rights Agreement, dated March 30, 2001, between Compaq Computer Corporation and the Registrant.

4.2B***	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

4.2C***	Registration and Expenses Agreement, dated as of April 26, 2002, among the Registrant, The Canopy Group, Inc. and Moon Shadow, L.P.

10.1***	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A***	1998 Stock Option Plan.

10.2B***	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A***	2002 Stock Plan.

10.3B***	Form of Option Agreement under the 2002 Stock Plan.

10.4A	2002 Employee Stock Purchase Plan.

10.4B***	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A***	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5B***	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C***†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D***†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E***

Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F***†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.6***	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.7	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors

24.1	Power of Attorney (see Page 43)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to exhibits of the same number filed with the Registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

***	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

†	We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

[c]	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the SEC.

‡	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.