Form 10-Q
period 2003-03-31
ALTIRIS INC
filed 2003-05-15
CIK 1139650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There were 21,779,260 shares of the Registrant’s common stock, par value $0.0001, outstanding as of May 12, 2003.

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Currents assets:
Cash and cash equivalents	$48,372,000	$46,674,000
Available-for-sale securities	22,817,000	26,257,000
Accounts receivable, net of allowances of $1,390,000 and $1,483,000, respectively	16,076,000	11,856,000
Prepaid expenses and other current assets	876,000	1,069,000

Total current assets	88,141,000	85,856,000
Property and equipment, net	3,246,000	3,035,000
Intangible assets, net	687,000	849,000
Other assets	96,000	93,000

Total assets	$92,170,000	$89,833,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$987,000	$871,000
Current portion of note payable	—	144,000
Accounts payable	1,668,000	1,311,000
Accrued salaries and benefits	2,537,000	3,232,000
Other accrued expenses	1,999,000	3,599,000
Deferred revenue	11,553,000	11,346,000

Total current liabilities	18,744,000	20,503,000
Capital lease obligations, net of current portion	813,000	780,000
Deferred revenue, non-current	3,038,000	2,632,000

Total liabilities	22,595,000	23,915,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,751,934 and 20,460,305 shares outstanding, respectively	2,000	2,000
Additional paid-in capital	92,388,000	91,659,000
Deferred compensation	(1,948,000)	(2,311,000)
Accumulated other comprehensive income	164,000	83,000
Accumulated deficit	(21,031,000)	(23,515,000)

Total stockholders’ equity	69,575,000	65,918,000

Total liabilities and stockholders’ equity	$92,170,000	$89,833,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Software	$12,811,000	$7,281,000
Services	8,033,000	4,281,000

Total revenue	20,844,000	11,562,000

Cost of revenue:
Software	199,000	152,000
Amortization of acquired intellectual property	148,000	1,113,000
Services	2,491,000	812,000

Total cost of revenue	2,838,000	2,077,000

Gross profit	18,006,000	9,485,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $193,000 and $300,000, respectively)	8,212,000	5,548,000
Research and development (exclusive of stock-based compensation of $35,000 and $53,000, respectively)	5,374,000	3,511,000
General and administrative (exclusive of stock-based compensation of $104,000 and $184,000, respectively)	1,802,000	1,436,000
Amortization of intangible assets	23,000	25,000
Stock-based compensation	332,000	537,000

Total operating expenses	15,743,000	11,057,000

Income (loss) from operations	2,263,000	(1,572,000)

Other income (expenses):
Interest income (expense), net	269,000	(262,000)
Other income, net	89,000	10,000

Other income (expense), net	358,000	(252,000)

Income (loss) before income taxes	2,621,000	(1,824,000)
Provision for income taxes	(137,000)	—

Net income (loss)	$2,484,000	$(1,824,000)
Dividends related to preferred shares	—	(13,200,000)

Net income (loss) attributable to common stockholders	$2,484,000	$(15,024,000)

Basic net income (loss) per share	$0.12	$(1.63)

Diluted net income (loss) per share	$0.11	$(1.63)

Basic weighted average common shares outstanding	20,491,000	9,210,675
Diluted weighted average common shares outstanding	22,182,000	9,210,675
Other comprehensive income (loss):
Net income (loss)	$2,484,000	$(1,824,000)
Unrealized gain on available-for-sale securities	102,000	—
Foreign currency translation adjustments	(21,000)	(4,000)

Comprehensive income (loss)	$2,565,000	$(1,828,000)

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,484,000	$(1,824,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	594,000	1,428,000
Stock-based compensation	332,000	537,000
Provision for doubtful accounts and other allowances	343,000	20,000
Amortization of debt discounts	—	160,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,369,000)	519,000
Prepaid expenses and other current assets	208,000	(125,000)
Other assets	(11,000)	(1,241,000)
Accounts payable	342,000	(478,000)
Accrued salaries and benefits	(741,000)	208,000
Other accrued expenses	(1,648,000)	1,070,000
Deferred revenue	613,000	438,000

Net cash provided by (used in) operating activities	(1,853,000)	712,000

Cash flows from investing activities:
Purchase of property and equipment	(227,000)	(230,000)
Purchase of available-for-sale securities	(104,000)	—
Disposition of available-for-sale securities	3,646,000	—

Net cash provided by (used in) investing activities	3,315,000	(230,000)

Cash flows from financing activities:
Net payments to majority stockholder	—	(3,225,000)
Net payments under financing agreement	—	(136,000)
Principal payments on notes payable	(144,000)	(34,000)
Principal payments under capital lease obligations	(220,000)	(134,000)
Net proceeds from the issuance of preferred and common shares	761,000	22,725,000

Net cash provided by financing activities	397,000	19,196,000

Net increase in cash and cash equivalents	1,859,000	19,678,000
Effect of foreign exchange rates on cash and cash equivalents	(161,000)	18,000
Cash and cash equivalents, beginning of period	46,674,000	1,023,000

Cash and cash equivalents, end of period	$48,372,000	$20,719,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$69,000	$168,000
Cash paid for income taxes	$138,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$369,000	$185,000
Unrealized gain on available-for-sale securities	$102,000	$—
Dividends related to preferred shares	$—	$13,200,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)    Organization and description of business

Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company develops and markets software products and services that enable organizations to better manage and utilize their Corporate Information Technology (“IT”) resources. The Company sells and markets its IT lifecycle management products and services primarily through value-added resellers (“VARs”), software distributors, original equipment manufacturers (“OEMs”), systems integrators, online sales and the Company’s direct sales force.

(2)    Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) on the same basis as the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are adequate to make the information presented not misleading.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the entire fiscal year ending December 31, 2003.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable and product returns, impairment of long-lived assets, and valuation allowances against deferred income tax assets.

Cash and cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, taxable auction rate notes and money market funds and are recorded at cost, which approximates fair value.

Available-For-Sale Investment Securities

Available-for-sale securities consist primarily of investment grade securities that either mature within the next 12

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

months or have other characteristics of short-term investments. These include:

•	U.S. Government and Agency Securities, which have contractual maturities of less than two years.

•	Corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss). Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities consist of the following as of March 31, 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$—	$—	$—	$—
Corporate debt	22,572,000	245,000	—	22,817,000

Total available-for-sale securities	$22,572,000	$245,000	$—	$22,817,000

Revenue recognition

In October 1997, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) 97-02, Software Revenue Recognition, which has been amended by SOP 98-09. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products, annual upgrade protection (“AUP”), technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

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

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or the seminars are held. During the three months ended March 31, 2003, the Company recognized $1.0 million in services revenue from the annual Microsoft Management Summit user conference, of which $500,000 was barter revenue for promotional and support services related to the conference. The fair value of the barter revenue and support services was determined based on comparable cash transactions.

The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Historically, revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience is not recognized until the return right lapses. Effective January 1, 2003, management concluded that the Company has sufficient historical return experience for certain geographical locations where the Company has historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the three months ended March 31, 2003, the Company has recognized revenue in these locations upon delivery and has provided an allowance for estimated returns.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The net impact on license revenue from this change in accounting estimate was $918,000 for the three months ended March 31, 2003.

Intangible assets

Intangible assets represent acquired intellectual property, customer lists, and assembled workforce. The intangible assets are being amortized using the straight-line method over estimated useful lives of 18 months. Amortization of acquired intellectual property is classified as a cost of revenue in the accompanying statements of operations.

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

Translation of foreign currencies

The assets and liabilities of foreign subsidiaries have been recorded in their local currencies and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income (loss), which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying condensed consolidated statements of operations.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss as if the Company had accounted for its Stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the three months ended March 31, 2003 and 2002: average risk-free interest rates of 2.99 and 4.30 percent, respectively; weighted average volatility of 165 and 0 percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net loss attributable to common stockholders and net loss per common share for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net income (loss) attributable to common stockholders:
As reported	$2,484,000	$(15,024,000)
Stock-based employee compensation expense included in reported net income (loss), net of tax	332,000	537,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(2,179,000)	(1,210,000)

Pro forma	$637,000	$(15,697,000)

Basic net income (loss) per common share:
As reported	$0.12	$(1.63)
Pro forma	$0.03	$(1.70)
Diluted net income (loss) per common share:
As reported	$0.11	$(1.63)
Pro forma	$0.03	$(1.70)

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(3)    Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related party convertible note payable and shares issuable upon conversion of preferred stock. During the three months ended March 31, 2002, there were 9,039,000 outstanding common share equivalents, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive, thereby decreasing the net income (loss) per common share.

(4)    Commitments and contingencies

Indemnifications

The Company’s license and services agreements generally include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. Generally, the indemnification is limited to the amount paid by the customer. At March 31, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

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

In November 2001, the District Court entered a final judgment based on the Company’s stipulation, ruling that Symantec did not infringe our patent and dismissing Symantec’s counterclaims for trademark infringement and dilution. The Company and Symantec each appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, or Court of Appeals, and on February 12, 2003, the Court of Appeals ruled that the District Court erred in its construction of the claims comprising the Company’s patent and instructed the District Court to reconsider the question of infringement by Symantec based upon the Court of Appeal’s interpretation of the patent. Although management believes that this patent is an important intellectual property asset, management does not believe that it is material to the Company’s business as a whole. Accordingly, management does not believe that an adverse ruling would have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in other claims and legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. As of and for the three months ended March 31, 2003 and 2002, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended March 31,
	2003	2002
Revenue:
Hewlett Packard (formerly Compaq)	29%	32%
Ingram Micro	5%	10%

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	As of March 31,
	2003	2002
Accounts receivable:
Hewlett Packard (formerly Compaq)	33%	24%
Ingram Micro	10%	14%

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

(5)    Segment, geographic and customer information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

Revenue from customers located outside the United States accounted for 39% and 26% of total revenue for the three months ended March 31, 2003 and 2002, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States as of March 31, 2003.

The following table presents revenue by geographic areas:

	Three months ended March 31,
	2003	2002
Domestic operations:
Domestic customers	$12,729,000	$8,555,000
International customers	1,013,000	565,000

Total	13,742,000	9,120,000

International operations:
Europe customers	6,501,000	2,155,000
Other customers	601,000	287,000

Total	7,102,000	2,442,000

Consolidated revenue	$20,844,000	$11,562,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption “Factors That May Affect Future Results” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company—Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Out Internet website address is http://www.altiris.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

Overview

Altiris is a leading provider of software products and services that enable organizations to manage information technology, or IT, assets throughout their lifecycles. Our IT lifecycle management solutions address the challenges of IT deployment and migration, software and operations management, inventory and asset management, and help desk and problem resolution through scalable and integrated software products. We have grown our revenue from $11.6 million in the first quarter of 2002 to $20.8 million in the first quarter of 2003.

From inception through 2001, our operations were primarily funded through borrowings and equity investments from The Canopy Group, Inc., or Canopy, a principal stockholder. Through February 2002, we had a revolving credit facility with Canopy. In February 2002, we completed a private placement of preferred stock for net proceeds of $21.2 million. Additionally, in February 2002 Canopy exercised a warrant to purchase shares of our common stock for proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. The Series C non-voting preferred stock converted into Class B non-voting common stock at the completion of our initial public offering. In May of 2002, we completed our initial public offering of 5,000,000 shares of common stock at a price per share of $10.00, with net proceeds, after underwriting discounts and commissions and direct offering costs, of approximately $43.8 million.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge for total consideration of $3.8 million, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks for total consideration of $0.8 million, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq’s Carbon Copy technology for total consideration of $3.6 million, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, for total consideration of $1.2 million, which added system back-up and recovery technology to our product offerings.

Sources of revenue

We derive the large majority of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as distributors, VARs, OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 39% of our total revenue for the three months ended March 31, 2003, 20% of our total revenue in 2002, 16% of our total revenue in 2001 and 14% of our total revenue in 2000. As of March 31, 2003, we had sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom.

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

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of March 31, 2003, we had $14.6 million of deferred revenue.

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

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. We recognize a portion of our services revenue using the percentage of completion method. Completion is measured based on hours incurred to total estimated hours to complete the project. Also, we are required to estimate the total costs to complete the project. These estimates could change and the impact could be significant. As of March 31, 2003, we had deferred $0.5 million of contract revenue that will be recognized under the percentage of completion method as we complete the work under the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We generally also provide a 30-day return right. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. As of March 31, 2003, we recorded allowances for doubtful accounts receivable and returns of $1.4 million. Our actual bad debts and returns may differ from our estimates and the difference could be significant.

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. We determined the estimated fair value of our common stock based on several factors including issuances of our preferred stock and our operating performance. We recorded stock based compensation expense of $0.3 million and $0.5 million in the three months ended March 31, 2003 and 2002, respectively. We expect to record amortization of deferred stock based compensation of approximately $1.1 million, $0.7 million and $0.2 million during the remainder of 2003 and the years ended 2004 and 2005, respectively. Had different assumptions or criteria been used to determine the stock-based compensation related to stock options, materially different amounts of stock-based compensation could have been reported.

In connection with the acquisitions of the assets of Computing Edge, Tekworks, and Previo, and the Carbon Copy technology, we recorded $9.2 million of intangible assets consisting of intellectual property, customer lists and assembled workforce. The intangible assets are amortized over the estimated useful lives ranging from 18 months to 3 years. Amortization of intangible assets was $0.2 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. We evaluate our intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value.

We have provided a valuation allowance against our entire net deferred tax assets as of March 31, 2003 and December 31, 2002, respectively. The valuation allowance was recorded given the historical losses we have incurred and the uncertainties regarding our future operating profitability and taxable income. The valuation allowance amounted to approximately $11.5 million as of December 31, 2002.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $21.0 million as of March 31, 2003.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support our growth. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Revenue:
Software	61%	63%
Services	39	37

Total revenue	100	100

Cost of revenue:
Software	2	11
Services	12	7

Total cost of revenue	14	18

Gross profit	86	82

Operating expenses:
Sales and marketing	39	49
Research and development	26	30
General and administrative	9	12
Amortization of intangible assets	—	—
Stock-based compensation	1	5

Total operating expenses	75	96

Income (loss) from operations	11	(14)
Other income (expense), net	2	(2)
Provision for income taxes	(1)	—

Net income (loss)	12%	(16)%
Dividends related to preferred shares	—	(114)%

Net income (loss) attributable to common stockholders	12%	(130)%

Revenue

Our total revenue increased from $11.6 million for the three months ended March 31, 2002 to $20.8 million for the three months ended March 31, 2003, representing growth of 80%. Revenue from customers outside of the United States increased from $3.0 million for the three months ended March 31, 2002 to $8.1 million for the three months ended March 31, 2003, representing growth of 170%. Sales to HP, Dell and Ingram Micro accounted for 32%, 0% and 10% of our total revenue for the three months ended March 31, 2002, respectively, and 29%, 8% and 5% of our total revenue for the three months ended March 31, 2003, respectively. We expect sales to HP, Dell and Ingram Micro will likely continue to represent a significant portion of our total revenue in the future.

Software.    Our software revenue increased from $7.3 million for the three months ended March 31, 2002 to $12.8 million for the three months ended March 31, 2003, representing growth of 76%. The increase in the three months ended March 31, 2003 as compared to the comparable fiscal 2002 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces. Historically, revenue generated from operations in geographical locations for which we did not have sufficient historical return experience was not recognized until the return right lapsed. Effective January 1, 2003, we concluded that we have sufficient historical return experience for certain geographical locations where we have historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the three months ended March 31, 2003, we have recognized revenue in these locations upon delivery and have provided an allowance for estimated returns. The net increase on license revenue from this change in accounting estimate was $918,000 for the three months ended March 31, 2003.

Services.    Services revenue increased from $4.3 million for the three months ended March 31, 2002 to $8.0 million for the three months ended March 31, 2003, representing growth of 88%. The increase in the three months ended March 31, 2003 as compared to the comparable period of 2002 was due to $2.1 million of new and renewed AUP associated with the increase in software license revenue, $1.0 million in revenue from the Microsoft Management Summit (“MMS”) user conference, and a $0.6 million increase in consulting and training revenue. The revenue from the MMS user conference of $1.0 million included $500,000 of barter revenue for promotional and support services related to the conference. The 2002 MMS user conference, which generated $3.9 million of revenue and included $300,000 of barter revenue, was held during the second quarter of 2002. In 2002, we hosted the conference and assumed all administrative and hoteling functions. In 2003, we co-sponsored the conference, resulting in the decrease in MMS revenue from 2002 to 2003.

Cost of revenue

Software.    Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $1.3 million for the three months ended March 31, 2002 to $0.3 million for the three months ended March 31, 2003, representing a decrease of 73%. The decrease was primarily due to a $1.0 million decrease in amortization of acquired intellectual property. Cost of software revenue, excluding amortization, was $0.2 million for both periods. The decrease in amortization of acquired intellectual property is due to the Computing Edge acquired intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property, cost of software revenue represented 2% of software revenue for the three months ended March 31, 2003 and 2002.

Services.    Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS user conference. Our cost of services revenue increased from $0.8 million for the three months ended March 31, 2002 to $2.5 million for the three months ended March 31, 2003. The increase in our cost of services revenue was primarily due to $0.9 million in costs associated with the 2003 MMS user conference and due to an increase of $0.8 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 19% of services revenue for the three months ended March 31, 2002 and 31% of services revenue for the three months ended March 31, 2003.

Operating expenses

Sales and marketing.    Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $5.5 million for the three months ended March 31, 2002 to $8.2 million for the three months ended March 31, 2003, an increase of 48%. The increase was primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 155 employees at March 31, 2002 to 230 employees at March 31, 2003. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 49% of total revenue for the three months ended March 31, 2002 and 39% of total revenue for the three months ended March 31, 2003. The decrease primarily was due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase during 2003 as we expand our sales and marketing efforts.

Research and development.    Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $3.5 million for the three months ended March 31, 2002 to $5.4 million for the three months ended March 31, 2003, an increase of 53%. The increase resulted from expenses associated with the hiring of additional engineering and technical writing personnel, which resulted in an increase from 129 employees at March 31, 2002 to 190 employees at March 31, 2003. Research and development expense represented 30% of total revenue for the three months ended March 31, 2002 and 26% of total revenue for the three months ended March 31, 2003. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2003. However, we expect research and development expense as a percentage of total revenue to decline over time.

General and administrative.    General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $1.4 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003, an increase of 25%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 37 employees at March 31, 2002 to 47 employees at March 31, 2003. General and administrative expense represented 12% of total revenue for the three months ended March 31, 2002 and 9% of total revenue for the three months ended March 31, 2003. We expect that general and administrative expense will continue to increase due to costs associated with being a public company through the remainder of 2003.

Stock-based compensation.    Stock-based compensation expense is recorded if an option’s exercise price is below the fair market value of the common stock granted on the measurement date. We recorded deferred stock-based compensation relating to stock option grants to employees of $1.0 million and $2.6 million during the years ended December 31, 2001 and 2002, respectively. We recognized stock-based compensation expense of $0.5 million for the three months ended March 31, 2002 and $0.3 million for the three months ended March 31, 2003.

Amortization of intangible assets.    Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge and Previo acquisitions, excluding intellectual property. The remaining portion of intangible assets related to Computing Edge was fully amortized during the three months ended March 31, 2002. The investment in the Previo technology will result in approximately $0.2 million of amortization for each of the next four quarters.

Other income (expense), net.    During the three months ended March 31, 2003, we had net other income of $0.4 million, which consists primarily of interest income and foreign currency transaction gains offset by interest expense. During the three months ended March 31, 2002, we had net other expense of $0.3 million, which consists primarily of interest expense.

Provision for income taxes.    During the three months ended March 31, 2003, we recorded a provision for income taxes of $0.1 million for state income taxes where we do not have net operating loss carryforwards and for foreign jurisdictions in which we generated taxable income. No provision for income taxes was recorded in the 2002 comparable period because of the operating losses incurred.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In May 2000, Canopy converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock through a private offering for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to Canopy upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock automatically converts into voting common stock in May 2003.

Our operating activities used $1.9 million of cash during the three months ended March 31, 2003 and provided $0.7 million during the three months ended March 31, 2002. Cash provided by operating activities in the first quarter of 2003 consisted primarily of the net income of $2.5 million, adjusted for $0.6 million of depreciation and amortization, $0.3 million of stock-based compensation and a $0.3 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities used $5.6 million of cash during the first quarter of 2003 consisting primarily of a $4.4 million increase in accounts receivable. Net cash provided by operating activities in 2002 consisted primarily of the net loss of $1.8 million, adjusted for $1.4 million of depreciation and amortization, $0.5 million of stock-based compensation and $0.2 million of amortization of debt discounts. Changes in operating assets and liabilities provided $0.4 million of cash during the three months ended March 31, 2002.

Accounts receivable increased from $11.9 million as of December 31, 2002 to $16.1 million as of March 31, 2003. Deferred revenue increased from $14.0 million as of December 31, 2002 to $14.6 million as of March 31, 2003.

Investing activities provided $3.3 million of cash during the three months ended March 31, 2003 as compared to $0.2 million of cash used by investing activities during the three months ended March 31, 2002. Cash provided by investing activities during the three months ended March 31, 2003 consisted of $3.6 million in dispositions of available-for-sale securities, $0.1 million in purchases of available-for-sale securities and $0.2 million for purchases of property and equipment. Cash used in investing activities during the three months ended March 31, 2002 consisted of $0.2 million of purchases of property and equipment.

Financing activities provided $0.4 million of cash during the three months ended March 31, 2003 and $19.2 million of cash during the three months ended March 31, 2002. During the three months ended March 31, 2003, we received $0.8 million of cash from the issuance of common shares of stock upon the exercise of stock options and used $0.4 million of cash to repay borrowings and capital lease obligations. The cash provided by financing activities during the three months ended March 31, 2002 consisted primarily of $22.7 million of cash from the issuance of preferred shares of stock, net of issuance costs, offset by $3.4 million of payments to Canopy and under a financing agreement and $0.2 million of payments on notes payable and capital lease obligations.

As of March 31, 2003, we had stockholders’ equity of $69.6 million and working capital of $69.4 million. Included in working capital is deferred revenue of $11.6 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Capital leases	$1,800	$987	$813	$—
Operating leases	5,825	1,643	4,074	108

Total contractual obligations	$7,625	$2,630	$4,887	$108

As of March 31, 2003, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have limited operating experience and may never achieve or maintain profitability on an annual basis. If we cannot achieve and maintain profitability, our stock price could decline.

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although our revenue has increased in recent quarters, it was not until the fourth quarter of 2002 that we were profitable under accounting principles generally accepted in the United States of America, or GAAP, and we may not realize sufficient revenue to maintain profitability in future periods. As of March 31, 2003, we had an accumulated deficit of $21.0 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, products and services, expand our distribution channels and increase our sales and marketing activities, including expanding our United States and international field sales forces. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from maintaining profitability and, as a result, our stock price could decline. We cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services; and

•	changes in customers’ or partners’ business resulting from disruptions in the geopolitical environment or acts of terrorism in the United States or elsewhere.

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

We have generated a substantial portion of our revenue as a result of our relationships with Compaq, which merged with Hewlett-Packard Company in May 2002 (the combined companies are referred to as “HP”). An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 30% of our revenue in 2002 and approximately 29% of our revenue in the first quarter of 2003. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed. Any deterioration in our relationships with HP would harm our business and adversely affect our ability to develop, market and sell our products, grow our revenue or achieve or sustain profitability. We expect that we will continue to be dependent on HP for a significant portion of our revenue in future periods.

If we do not execute on our relationship with Dell, our ability to market and sell our products through Dell will be limited and a substantial revenue source will be impaired or eliminated.

An important part of our future operating results will likely depend on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 8% of our total revenue in 2002 and 8% of our revenue in the first quarter of 2003. In May 2002, the Company entered into a software licensing agreement under which Dell was granted a nonexclusive license to distribute certain of the Company’s software products and services to third parties. Any deterioration of our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

We face strong competitors that have greater market share than we do and pre-existing relationships with our potential customers, and if we are unable to compete effectively, we might not be able to gain sufficient market penetration to achieve or sustain profitability on an annual basis.

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

We also believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition. Established companies may not only develop their own systems management software, but may also acquire or establish cooperative relationships with our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies, that have not previously entered the market for IT lifecycle management software or that currently do not have products that directly compete with our products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our direct sales force generated approximately 27% of our revenue in 2002 and approximately 20% of our revenue in the first quarter of 2003. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our ability to increase our revenue and grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

We plan to continue to expand our sales efforts worldwide and are investing, and plan to continue to invest, substantial resources toward this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified sales personnel. Because we rely heavily on our sales organizations, any failure to expand these organizations could limit our ability to sell our products.

If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection, or AUP. Sales to existing customers represented 56% of our revenue in 2002 and 67% of our revenue in the first quarter of 2003. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially licensed a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

We have acquired and integrated technologies from Compaq Computer Corporation, Computing Edge, Previo and Tekworks. As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including the following:

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees at December 31, 1998, to 467 employees as of March 31, 2003. To manage our continued growth, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. As part of this effort, we may make significant capital expenditures or incur significant expenses, and we may divert management, sales, support and finance personnel in connection from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

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

In addition, we may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to meet the designated standard, we will correct or replace such products or refund fees paid for such products. Our standard license also provides that we shall not be liable for indirect or consequential damages caused by the failure of our products. However, such limitation of liability provisions may not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions or limitations of liability as unenforceable. Although no product liability suits have been filed to date, the sale and support of our products entails the risk of such claims.

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

Sales to international customers represented approximately 20% of our revenue in 2002 and approximately 39% of our revenue in the first quarter of 2003. Our international revenue is attributable principally to sales to customers in Europe. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions and have been affected by the severe downturn in the worldwide economy. We are uncertain as to the future severity and duration of this downturn. This uncertainty has increased because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to tighten their IT budgets. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

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

Our principal stockholders may exercise a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our principal stockholders, Canopy and two entities affiliated with Technology Crossover Ventures, or TCV, beneficially own approximately 46% of our common stock and are likely to be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law and our agreements with HP contain provisions that may inhibit potential acquisition bids for Altiris and prevent changes in our management. Certain provisions of our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction. In addition, our agreements with HP contain provisions which, in the event of a change of control related to certain companies, allow HP to terminate the agreements. These provisions of our charter documents and agreements with HP could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

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

In the past, we have hosted an SMS user conference in which we provided training on and promoted the integration between Microsoft’s SMS products and our products. In April 2002, we and Microsoft, with assistance from

NetIQ and HP, hosted a successor conference called the Microsoft Management Summit, or MMS. Although we participated as a co-sponsor with Microsoft and NetIQ in the 2003 MMS user conference held in March 2003, we did not host the conference. We believe that the Company’s not hosting the 2003 conference will not have a material adverse effect on the Company’s future business or results of operations. However, in the event we do not continue to participate in this conference in any capacity in the future, our ability to sell our products into the SMS market could be negatively affected.

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

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment or acts of terrorism in the United States or elsewhere.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2002, approximately 16% of the U.S. dollar value of our invoices and during the first quarter of 2003 approximately 34% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, The Netherlands, Singapore, Sweden and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of March 31, 2003, we had no hedging contracts outstanding. At March 31, 2003, we had $71.2 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by Altiris in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.    As of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report of Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to ensure that material information relating to Altiris and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls.    There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 5.    OTHER INFORMATION

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Altiris (the “Audit Committee”) has preapproved the continuing provision of certain non-audit services of KPMG LLP, our independent auditor. Such services include tax and tax-related services. Additionally, the Audit Committee has delegated the authority to grant preapprovals required by Section 202 of the Sarbanes-Oxley Act of 2002 to Gary B. Filler, who is the Chairman of the Audit Committee and an independent director of Altiris.

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of March 31, 2003, Gregory S. Butterfield, President and Chief Executive Officer and a director of Altiris, and Stephen C. Erickson, Vice President, Chief Financial Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We are also aware that Canopy, one of our principal stockholders, has a Rule 10b5-1 trading plan in effect. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2*	Amended and Restated Bylaws of the Registrant currently in effect.

4.1**	Specimen Common Stock Certificate.

4.2A**	Investor Rights Agreement, dated March 30, 2001, between Compaq Computer Corporation and the Registrant.

4.2B**	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

4.2C**	Registration and Expenses Agreement, dated as of April 26, 2002, among the Registrant, The Canopy Group, Inc. and Moon Shadow, L.P.

10.1**	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A**	1998 Stock Option Plan.

10.2B**	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A**	2002 Stock Plan.

10.3B**	Form of Option Agreement under the 2002 Stock Plan.

10.4A***	2002 Employee Stock Purchase Plan, as amended.

10.4B**	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A**	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5B**	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E**

Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F**†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.6**	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. And Altiris, Inc.

10.7***C	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

**	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

***	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

†	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

‡	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

C	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: May 14, 2003	/s/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Gregory S. Butterfield, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Altiris, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer

I, Stephen C. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Altiris, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer