Form 10-Q/A
period 2003-03-31
ALTIRIS INC
filed 2003-06-18
CIK 1139650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes  ☐    No  ☒

There were 21,163,655 shares of the Registrant’s common stock, par value $0.0001, outstanding as of May 12, 2003.

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to correct the number of outstanding shares of the Registrant’s common stock, par value $0.0001, outstanding as of May 12, 2003, reported on the cover page. The number stated in the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 15, 2003 was incorrectly reported due to a clerical error.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: June 17, 2003	/s/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Gregory S. Butterfield, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Altiris, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer

I, Stephen C. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Altiris, Inc. (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer

5