Form 10-Q
period 2003-06-30
ALTIRIS INC
filed 2003-07-31
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

There were 21,609,283 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 28, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Currents assets:
Cash and cash equivalents	$49,580,000	$46,674,000
Available-for-sale securities	24,445,000	26,257,000
Accounts receivable, net of allowances of $1,422,000 and $1,483,000, respectively	22,310,000	11,856,000
Prepaid expenses and other current assets	2,138,000	1,069,000

Total current assets	98,473,000	85,856,000
Property and equipment, net	3,321,000	3,035,000
Intangible assets, net	509,000	849,000
Other assets	96,000	93,000

Total assets	$102,399,000	$89,833,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,010,000	$871,000
Current portion of note payable	—	144,000
Accounts payable	1,771,000	1,311,000
Accrued salaries and benefits	3,399,000	3,232,000
Other accrued expenses	2,448,000	3,599,000
Deferred revenue	14,239,000	11,346,000

Total current liabilities	22,867,000	20,503,000
Capital lease obligations, net of current portion	772,000	780,000
Deferred revenue, non-current	4,027,000	2,632,000

Total liabilities	27,666,000	23,915,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none shares designated and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 21,547,623 and 20,460,305 shares outstanding, respectively	2,000	2,000
Additional paid-in capital	93,838,000	91,659,000
Deferred compensation	(1,592,000)	(2,311,000)
Accumulated other comprehensive income	218,000	83,000
Accumulated deficit	(17,733,000)	(23,515,000)

Total stockholders’ equity	74,733,000	65,918,000

Total liabilities and stockholders’ equity	$102,399,000	$89,833,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Software	$15,051,000	$8,453,000	$27,862,000	$15,734,000
Services	7,765,000	8,751,000	15,798,000	13,032,000

Total revenue	22,816,000	17,204,000	43,660,000	28,766,000

Cost of revenue:
Software	152,000	323,000	351,000	475,000
Amortization of acquired intellectual property	148,000	286,000	296,000	1,399,000
Services	1,807,000	3,608,000	4,298,000	4,420,000

Total cost of revenue	2,107,000	4,217,000	4,945,000	6,294,000

Gross profit	20,709,000	12,987,000	38,715,000	22,472,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $185,000, $427,000, $378,000 and $727,000, respectively)	9,648,000	6,720,000	17,860,000	12,268,000
Research and development (exclusive of stock-based compensation of $33,000, $76,000, $68,000 and $129,000, respectively)	5,909,000	3,746,000	11,283,000	7,257,000
General and administrative (exclusive of stock-based compensation of $114,000, $260,000, $218,000 and $444,000, respectively)	2,032,000	1,764,000	3,834,000	3,200,000
Stock-based compensation	332,000	763,000	664,000	1,300,000
Amortization of intangible assets	18,000	—	41,000	25,000

Total operating expenses	17,939,000	12,993,000	33,682,000	24,050,000

Income (loss) from operations	2,770,000	(6,000)	5,033,000	(1,578,000)

Other income (expense):
Interest income (expense), net	245,000	99,000	514,000	(135,000)
Other income, net	610,000	626,000	699,000	608,000

Other income, net	855,000	725,000	1,213,000	473,000

Income (loss) before income taxes	3,625,000	719,000	6,246,000	(1,105,000)
Provision for income taxes	(327,000)	(243,000)	(464,000)	(243,000)

Net income (loss)	3,298,000	476,000	5,782,000	(1,348,000)
Dividends related to preferred shares	—	(581,000)	—	(13,781,000)

Net income (loss) attributable to common stockholders	$3,298,000	$(105,000)	$5,782,000	$(15,129,000)

Basic net income (loss) per common share	$0.16	$(0.01)	$0.28	$(1.35)

Diluted net income (loss) per common share	$0.15	$(0.01)	$0.26	$(1.35)

Basic weighted average common shares outstanding	21,129,000	13,117,000	20,823,000	11,174,000

Diluted weighted average common shares outstanding	22,546,000	13,117,000	22,159,000	11,174,000

Other comprehensive income (loss):
Net income (loss)	$3,298,000	$476,000	$5,782,000	$(1,348,000)
Unrealized gain on available-for-sale securities	36,000	—	138,000	—
Foreign currency translation adjustments	18,000	(124,000)	(3,000)	(128,000)

Comprehensive income (loss)	$3,352,000	$352,000	$5,917,000	$(1,476,000)

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,782,000	$(1,348,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,267,000	2,031,000
Stock-based compensation	664,000	1,300,000
Provision for doubtful accounts and other allowances	587,000	115,000
Amortization of debt discounts	—	177,000
Loss on dispostion of property and equipment	—	3,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,462,000)	(1,239,000)
Prepaid expenses and other current assets	(1,041,000)	(569,000)
Other assets	(11,000)	(1,009,000)
Accounts payable	428,000	1,740,000
Accrued salaries and benefits	55,000	354,000
Other accrued expenses	(1,132,000)	563,000
Deferred revenue	4,288,000	2,604,000

Net cash provided by operating activities	425,000	4,722,000

Cash flows from investing activities:
Purchase of property and equipment	(520,000)	(397,000)
Purchase of available-for-sale securities	(1,872,000)	—
Disposition of available-for-sale securities	3,824,000	—

Net cash provided by (used in) investing activities	1,432,000	(397,000)

Cash flows from financing activities:
Net payments to majority stockholder	—	(3,225,000)
Net payments under financing agreement	—	(136,000)
Principal payments on notes payable	(144,000)	(149,000)
Principal payments under capital lease obligations	(464,000)	(293,000)
Net proceeds from the issuance of preferred and common shares	2,113,000	68,368,000

Net cash provided by financing activities	1,505,000	64,565,000

Net increase in cash and cash equivalents	3,362,000	68,890,000
Effect of foreign exchange rates on cash and cash equivalents	(456,000)	(304,000)
Cash and cash equivalents, beginning of period	46,674,000	1,023,000

Cash and cash equivalents, end of period	$49,580,000	$69,609,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$138,000	$220,000
Cash paid for income taxes	$98,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$608,000	$580,000
Unrealized gain on available-for-sale securities	$138,000	$—
Dividends related to preferred shares	$—	$13,781,000

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

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Altiris GmbH (Germany), Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris Estonia OÜ, Altiris GmbH (Switzerland) and Altiris Singapore Pte Ltd. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Available-For-Sale Investment Securities

Available-for-sale securities consist primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss). Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities consist of cost of $24,164,000, gross unrealized gains of $281,000 and fair market value of $24,445,000 as of June 30, 2003.

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

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or the seminars are held. During the three months ended March 31, 2003, the Company recognized $1.0 million in services revenue from the annual Microsoft Management Summit (MMS) user conference, of which $500,000 was barter revenue for promotional and support services related to the conference. The fair value of the barter revenue and support services was determined based on comparable cash transactions. The 2002 MMS user conference was held during the second quarter of 2002 and generated $3.9 million of service revenue and included $300,000 of barter revenue during the three months ended June 30, 2002.

The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Historically, revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience is not recognized until the return right lapses. Effective January 1, 2003, management concluded that the Company has sufficient historical return experience for certain geographical locations where the Company had historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the six months ended June 30, 2003, the Company has recognized revenue in these locations upon delivery and has provided an allowance for estimated returns.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The net impact on license revenue from this change in accounting estimate was $918,000 for the six months ended June 30, 2003.

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

As of December 31, 2002 and June 30, 2003, management did not consider any of the Company’s long-lived assets to be impaired.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) as if the Company had accounted for its Stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002: average risk-free interest rates of 2.93, 4.65, 2.97 and 4.33 percent, respectively; weighted average volatility of 166, 0, 165 and 0 percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net income (loss) attributable to common stockholders and net income (loss) per common share for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders:
As reported	$3,298,000	$(105,000)	$5,782,000	$(15,129,000)
Stock-based employee compensation expense included in reported net income (loss), net of tax	332,000	763,000	664,000	1,300,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(2,248,000)	(1,576,000)	(4,427,000)	(2,786,000)

Pro forma	$1,382,000	$(918,000)	$2,019,000	$(16,615,000)

Basic net income (loss) per common share:
As reported	$0.16	$(0.01)	$0.28	$(1.35)
Pro forma	$0.07	$(0.07)	$0.10	$(1.49)
Diluted net income (loss) per common share:
As reported	$0.15	$(0.01)	$0.26	$(1.35)
Pro forma	$0.06	$(0.07)	$0.09	$(1.49)

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform with the current period’s presentation.

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

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related party convertible note payable and shares issuable upon conversion of preferred stock. During the three and six months ended June 30, 2002, there were 4,013,308 and 3,818,883 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. During the three and six months ended June 30, 2003, there were no outstanding common share equivalents that were not included in the computation of Diluted EPS.

(4) Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At June 30, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

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

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company generally performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and six months ended June 30, 2003 and 2002 and as of June 30, 2003 and December 31, 2002, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Hewlett Packard (formerly Compaq)	26%	32%	27%	32%
Dell	10%	—%	9%	—%
Northrop Grumman	17%	—%	9%	—%
Ingram Micro	5%	11%	5%	11%

	June 30, 2003	December 31, 2002
Accounts receivable:
Hewlett Packard (formerly Compaq)	27%	31%
Northrop Grumman	22%	—%
Ingram Micro	9%	13%

(5) Segment, geographic and customer information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

Revenue from customers located outside the United States accounted for 27% and 14% of total revenue for the three months ended June 30, 2003 and 2002, respectively, and 33% and 19% for the six months ended June 30, 2003 and 2002, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States as of June 30, 2003.

The following table presents revenue by geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Domestic operations:
Domestic customers	$16,704,000	$14,747,000	$29,433,000	$23,302,000
International customers	906,000	379,000	1,919,000	944,000

Total	17,610,000	15,126,000	31,352,000	24,246,000

International operations:
Europe customers	4,337,000	1,845,000	10,838,000	4,000,000
Other customers	869,000	233,000	1,470,000	520,000

Total	5,206,000	2,078,000	12,308,000	4,520,000

Consolidated revenue	$22,816,000	$17,204,000	$43,660,000	$28,766,000

(6) Subsequent event

On July 28, 2003, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to a proposed follow-on public offering of 5,000,000 shares of the Company’s common stock, of which 3,000,000 newly issued shares will be offered by the Company and 2,000,000 shares will be offered by a selling stockholder, The Canopy Group, Inc. In addition, the Company has granted the underwriters an option to purchase an additional 450,000 shares of common stock to cover over-allotments.

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

Overview

Altiris is a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our comprehensive client management, server provisioning and asset management suites are designed to address the challenges that IT professionals face in deploying, migrating, backing up and restoring software settings on multiple hardware devices; provisioning and managing servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; and facilitating problem resolution for hardware or software failures. We have grown our revenue from $28.8 million in the first six months of 2002 to $43.7 million in the first six months of 2003.

History and background

We began operations in 1996 as the software division of KeyLabs, a privately held independent software quality and e-commerce testing company. In August 1998, Altiris, Inc. was spun out as a separate corporation and the stockholders and option holders of KeyLabs were issued shares of our common stock and options to purchase our common stock in proportion to their ownership interest in KeyLabs. As part of this transaction, we purchased certain assets and assumed certain liabilities of the KeyLabs software division in exchange for $377,000 promissory note. This transaction was accounted for as a reorganization of entities under common control with the assets and liabilities recorded at carry-over basis.

From inception through 2001, our operations were primarily funded through borrowings and equity investments from The Canopy Group, Inc., or Canopy, a principal stockholder. Through February 2002, we had a revolving credit facility with Canopy. In February 2002, we completed a private placement of preferred stock for net proceeds of $21.2 million. Additionally, in February 2002 Canopy exercised a warrant to purchase shares of our common stock for proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. The Series C non-voting preferred stock subsequently converted into Class B non-voting common stock at the completion of our initial public offering. In May of 2002, we completed our initial public offering of 5,000,000 shares of common stock at a price per share of $10.00, with net proceeds, after underwriting discounts and commissions and direct offering costs, of approximately $43.8 million. The Class B non-voting common stock automatically converted into voting common stock in May 2003.

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

Sources of revenue

We derive the large majority of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as, VARs, OEMs, systems integrators and distributors. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 33% of our total revenue for the six months ended June 30, 2003, 20% of our total revenue in 2002, 16% of our total revenue in 2001 and 14% of our total revenue in 2000. As of June 30, 2003, we had sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom.

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

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of June 30, 2003, we had $18.3 million of deferred revenue.

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

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. We recognize a portion of our services revenue using the percentage of completion method. Completion is measured based on hours incurred to total estimated hours to complete the project. Also, we are required to estimate the total costs to complete the project. These estimates could change and the impact could be significant. As of June 30, 2003, we had deferred $0.5 million of contract revenue that will be recognized under the percentage of completion method as we complete the work under the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We generally also provide a 30-day return right. We generally perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. As of June 30, 2003, we recorded allowances for doubtful accounts receivable and returns of $1.4 million. Our actual bad debts and returns may differ from our estimates and the difference could be significant.

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we determined the estimated fair value of our common stock based on several factors including issuances of our preferred stock and our operating performance. We recorded stock based compensation expense of $0.3 million and $0.8 million in the three months ended June 30, 2003 and 2002, respectively. We recorded stock based compensation expense of $0.7 million and $1.3 million in the six months ended June 30, 2003 and 2002, respectively. We expect to record amortization of deferred stock based compensation of approximately $0.7 million, $0.7 million and $0.2 million for the remaining six months of 2003 and the years ended 2004 and 2005, respectively. Had different assumptions or criteria been used to determine the stock-based compensation related to stock options, materially different amounts of stock-based compensation could have been reported.

In connection with the acquisitions of the assets of Computing Edge, Tekworks, and Previo, and the Carbon Copy technology, we recorded $9.0 million of intangible assets consisting of intellectual property, customer lists and assembled workforce. The intangible assets are amortized over the estimated useful lives of 18 months. Amortization of intangible assets was $0.2 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively. Amortization of intangible assets was $0.3 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively. We evaluate our intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value.

We have provided a valuation allowance against our entire net deferred tax assets as of June 30, 2003 and December 31, 2002, respectively. The valuation allowance was recorded given the historical losses we have incurred and the uncertainties regarding our future operating profitability and taxable income. The valuation allowance amounted to approximately $11.5 million as of December 31, 2002.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $17.7 million as of June 30, 2003.

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software	66%	49%	64%	55%
Services	34	51	36	45

Total revenue	100	100	100	100

Cost of Revenue:
Software	1	4	1	7
Services	8	21	10	15

Total cost of revenue	9	25	11	22

Gross Profit	91	75	89	78

Operating Expenses:
Sales and marketing	42	39	41	43
Research and development	26	22	25	25
General and administrative	9	10	9	11
Amortization of intangibles	1	—	—	—
Stock-based compensation	1	4	2	5

Total operating expenses	79	75	77	84

Income (loss) from operations	12	—	12	(6)
Other income (expense), net	3	4	2	2
Provision for income taxes	(1)	(1)	(1)	(1)

Net income (loss)	14%	3%	13%	(5)%
Dividends related to preferred shares	—	(4)	—	(48)

Net income (loss) attributable to common stockholders	14%	(1)%	13%	(53)%

Revenue

Our total revenue increased from $17.2 million for the three months ended June 30, 2002 to $22.8 million for the three months ended June 30, 2003, representing growth of 33% and from $28.8 million for the six months ended June 30, 2002 to $43.7 million for the six months ended June 30, 2002, representing growth of 52%. Revenue from customers outside of the United States increased from $2.5 million for the three months ended June 30, 2002 to $6.1 million for the three months ended June 30, 2003, representing growth of 149% and from $5.5 million for the six months ended June 30, 2002 to $14.2 million for the six months ended June 30, 2003, representing growth of 160%. Sales to HP, Dell and Ingram Micro accounted for 32%, 0% and 11% of our total revenue for the three months ended June 30, 2002, respectively, and 26%, 10% and 5% of our total revenue for the three months ended June 30, 2003, respectively. Sales to HP, Dell and Ingram Micro accounted for 32%, 0% and 11% of our total revenue for the six months ended June 30, 2002, respectively, and 27%, 9% and 5% of our total revenue for the six months ended June 30, 2003, respectively.We expect sales to HP, Dell and Ingram Micro will likely continue to represent a significant portion of our total revenue in the future.

Software. Our software revenue increased from $8.5 million for the three months ended June 30, 2002 to $15.1 million for the three months ended June 30, 2003, representing growth of 78%. The increase in the three months ended June 30, 2003 as compared to the comparable fiscal 2002 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Our software revenue increased from $15.7 million for the six months ended June 30, 2002 to $27.9 million for the six months ended June 30, 2003, representing growth of 77%. The increase during the six months ended June 30, 2003 as compared to the comparable fiscal 2002 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces. Historically, revenue generated from product sales in geographical locations for which we did not have sufficient historical return experience was not recognized until the return right lapsed. Effective January 1, 2003, we concluded that we have sufficient historical return experience for certain geographical locations where we had historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the six months ended June 30, 2003, we have recognized revenue in these locations upon delivery to the end user customer and have provided an allowance for estimated returns. The net increase on license revenue from this change in accounting estimate was $918,000 for the six months ended June 30, 2003.

Services. Services revenue decreased from $8.8 million for the three months ended June 30, 2002 to $7.8 million for the three months ended June 30, 2003, representing a decrease of 11%. A significant portion of the decrease in services revenue is due to the timing and success of the annual Microsoft Management Summit, or MMS user conference. The 2002 MMS user conference, which generated $3.9 million of revenue and included $300,000 of barter revenue, was held during the second quarter of 2002. The 2003 MMS user conference, which genereated $1.0 million of revenue and included $500,000 of barter revenue for promotional and support services related to the conference, was held during the first quarter of 2003. In 2002, we hosted the conference and assumed all administrative and hoteling functions. In 2003, we co-sponsored the conference only, resulting in the decrease in MMS revenue from 2002 to 2003. The remaining change in services revenue in the three months ended June 30, 2003 as compared to the comparable period of 2002 was due to an increase of $2.0 million of new and renewed AUP associated with the increase in software license revenue and to an increase of $0.9 million in consulting and training revenue.

Services revenue increased from $13.0 million for the six months ended June 30, 2002 to $15.8 million for the six months ended June 30, 2003, representing an increase of 21%. The $2.8 million increase was primarily due to $4.1 million of new and renewed AUP associated with the increase in software license revenue and to an increase of $1.6 million in consulting and training revenue, offset by the $2.9 million decrease in revenue from the MMS user conference described above.

Cost of revenue

Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $0.6 million for the three months ended June 30, 2002 to $0.3 million for the three months ended June 30, 2003, representing a decrease of 51%. The decrease was primarily due to a $138,000 decrease in amortization of acquired intellectual property. Cost of software revenue, excluding amortization, was $0.3 million for the three months ended June 30, 2002 and $0.2 million for the three months ended June 30, 2003. Excluding amortization of acquired intellectual property, cost of software revenue represented 2% of software revenue for the three months ended June 30, 2002 and 1% for the three months ended June 30, 2003.

Our cost of software license revenue decreased from $1.9 million for the six months ended June 30, 2002 to $0.6 million for the six months ended June 30, 2003, representing a decrease of 65%. Cost of software revenue, excluding amortization, was $0.5 million for the six months ended June 30, 2002 and $0.4 million for the six months ended June 30, 2003, and amortization of acquired intellectual property was $1.4 million and $0.3 million, respectively. The decrease in amortization of acquired intellectual property is due to the Computing Edge acquired intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property, cost of software revenue represented 3% of software revenue for the six months ended June 30, 2002 and 1% of software revenue for the six months ended June 30, 2003. Cost of revenue, excluding amortization of acquired intellectual property, as a percentage of software revenue is expected to remain relatively consistent.

Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS user conference. Our cost of services revenue decreased from $3.6 million for the three months ended June 30, 2002 to $1.8 million for the three months ended June 30, 2003. The decrease in our cost of services revenue was primarily due to $2.5 million in costs associated with the 2002 MMS user conference and due to an increase of $0.7 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 41% of services revenue for the three months ended June 30, 2002 and 23% of services revenue for the three months ended June 30, 2003.

Our cost of services revenue decreased from $4.4 million for the six months ended June 30, 2002 to $4.3 million for the six months ended June 30, 2003. The decrease in our cost of services revenue was primarily due to a decrease of $1.6 million in costs associated with the 2003 MMS user conference as compared to the 2002 MMS user conference, offset by an increase of $1.5 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 34% of services revenue for the six months ended June 30, 2002 and 27% of services revenue for the six months ended June 30, 2003. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $6.7 million for the three months ended June 30, 2002 to $9.6 million for the three months ended June 30, 2003, an increase of 44%, and from $12.3 million for the six months ended June 30, 2002 to $17.9 million for the six months ended June 30, 2003, an increase of 46%. The increases in both fiscal 2003 as compared to the comparable 2002 fiscal periods were primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 171 employees at June 30, 2002 to 226 employees at June 30, 2003. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 39% of total revenue for the three months ended June 30, 2002 and 42% of total revenue for the three months ended June 30, 2003 and represented 43% of total revenue for the six months ended June 30, 2002 and 41% of total revenue for the six months ended June 30, 2003. The decrease primarily was due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2003 as we expand our sales and marketing efforts.

Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $3.7 million for the three months ended June 30, 2002 to $5.9 million for the three months ended June 30, 2003, an increase of 58%, and from $7.3 million for the six months ended June 30, 2002 to $11.3 million for the six months ended June 30, 2003, and increase of 55%. The increases in both fiscal 2003 periods as compared to the comparable fiscal 2002 periods were primarily due to increases in expenses associated with the hiring of additional engineering and technical writing personnel, which resulted in an increase from 135 employees at June 30, 2002 to 196 employees at June 30, 2003. Research and development expense represented 22% of total revenue for the three months ended June 30, 2002 and 26% of total revenue for the three months ended June 30, 2003. Research and development expense represented 25% of total revenue for both the six months ended June 30, 2002 and 2003. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2003.

General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $1.8 million for the three months ended June 30, 2002 to $2.0 million for the three months ended June 30, 2003, an increase of 15%, and from $3.2 million for the six months ended June 30, 2002 to $3.8 million for the six months ended June 30, 2003, and increase of 20%. The increases in both fiscal 2003 periods as compared to the comparable fiscal 2002 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 34 employees at June 30, 2002 to 51 employees at June 30, 2003. General and administrative expense represented 10% of total revenue for the three months ended June 30, 2002 and 9% of total revenue for the three months ended June 30, 2003. General and administrative expense represented 11% of total revenue for the six months ended June 30, 2002 and 9% of total revenue for the six months ended June 30, 2003. We expect that general and administrative expense will continue to increase to support our growth and due to costs associated with being a public company through the remainder of 2003.

Stock-based compensation. Stock-based compensation consists of expense recorded when an option’s exercise price is below the fair market value of the common stock granted on the measurement date. We recorded deferred stock-based compensation relating to stock option grants to employees of $2.6 million during the year ended December 31, 2002. No deferred stock-based compensation was recorded during the six months ended June 30, 2003. We recognized stock-based compensation expense of $0.8 million for the three months ended June 30, 2002 and $0.3 million for the three months ended June 30, 2003. We recognized stock-based compensation expense of $1.3 million for the six months ended June 30, 2002 and $0.7 million for the six months ended June 30, 2003.

Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge and Previo acquisitions, excluding intellectual property. The remaining portion of intangible assets related to Computing Edge was fully amortized during the three months ended March 31, 2002. Amortization of intangible assets was $25,000 for the six months ended June 30, 2002 and $41,000 for the six months ended June 30, 2003. We expect amortization of intangible assets to be approximately $20,000 of amortization for each of the next three quarters.

Other income (expense), net. During the three and six months ended June 30, 2003, we had net other income of $0.9 million and $1.2 million, respectively, which consists primarily of interest income and a gain from the termination of the Vision license agreement with MasterSolution, Inc. offset by interest expense. The termination of the Vision license resulted in a gain of $0.7 million, consisting primarily of $0.4 million for the termination of the license agreement, $0.1 million for the license of the customer list, and $0.2 million for MasterSolution’s assumption of obligations to current Vision customers under annual upgrade protection agreements for which we had deferred revenue. During the three and six months ended June 30, 2002, we had net other income of $0.7 million and $0.5 million, which consists primarily of interest income and foreign currency translation gains offset by interest expense.

Provision for income taxes. During the three and six months ended June 30, 2003, we recorded a provision for income taxes of $0.3 million and $0.4 million for state income taxes where we do not have net operating loss carryforwards and for foreign jurisdictions in which we generated taxable income. During the three and six months ended June 30, 2002, we recorded a provision for income taxes of $0.2 million for state income taxes and foreign jurisdictions.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In May 2000, Canopy converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock through a private offering for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to Canopy upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock automatically converted into voting common stock in May 2003.

Our operating activities provided $0.4 million of cash during the six months ended June 30, 2003 and $4.7 million during the six months ended June 30, 2002. Cash provided by operating activities in the first six months of 2003 consisted primarily of net income of $5.8 million, adjusted for $1.3 million of depreciation and amortization, $0.6 million of stock-based compensation and a $0.6 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities used $7.9 million of cash during the first six months of 2003 consisting primarily of a $10.5 million increase in accounts receivable. Net cash provided by operating activities in 2002 consisted primarily of the net loss of $86,000, adjusted for $3.2 million of depreciation and amortization, $2.6 million of stock-based compensation and a $1.5 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $2.4 million of cash during the six months ended June 30, 2002.

Accounts receivable increased from $11.9 million as of December 31, 2002 to $22.3 million as of June 30, 2003. Accounts receivable increased at a higher rate than revenue as of June 30, 2003 primarily due to large sales during the last month of the period with payment not then due. Deferred revenue increased from $14.0 million as of December 31, 2002 to $18.3 million as of June 30, 2003.

Investing activities provided $1.4 million of cash during the six months ended June 30, 2003 as compared to $0.4 million of cash used by investing activities during the six months ended June 30, 2002. Cash provided by investing activities during the six months ended June 30, 2003 consisted of $3.8 million in dispositions of available-for-sale securities, offset by $1.9 million in purchases of available-for-sale securities and $0.5 million for purchases of property and equipment. Cash used in investing activities during the six months ended June 30, 2002 primarily consisted of $0.4 million of purchases of property and equipment.

Financing activities provided $1.5 million of cash during the six months ended June 30, 2003 and $64.6 million of cash during the six months ended June 30, 2002. During the six months ended June 30, 2003, we received $2.1 million of cash from the issuance of common shares of stock upon the exercise of stock options offset by $0.6 million of payments on notes payable and capital lease obligations. The cash provided by financing activities during the six months ended June 30, 2002 consisted primarily of $68.4 million of cash from the issuance of common and preferred shares of stock, net of issuance costs, offset by $3.8 million of payments on notes payable and capital lease obligations.

As of June 30, 2003, we had stockholders’ equity of $74.7 million and working capital of $75.6 million. Included in working capital is deferred revenue of $14.2 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Capital leases	$1,782	$1,010	$772	$—
Operating leases	5,611	1,708	3,826	77

Total contractual obligations	$7,393	$2,718	$4,598	$77

As of June 30, 2003, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recent Events

On July 28, 2003, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission relating to a proposed follow-on public offering of 5,000,000 shares of our common stock, of which 3,000,000 newly issued shares will be offered by Altiris and 2,000,000 shares will be offered by a selling stockholder, The Canopy Group, Inc. In addition, we have granted the underwriters an option to purchase an additional 450,000 shares of our common stock to cover over-allotments.

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

We have limited operating experience, have only recently become profitable and may not be able to maintain or increase our profitability. If we cannot maintain or increase profitability, our stock price could decline.

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although quarterly revenues have continued to increase in recent quarters, it was not until the fourth quarter of 2002 that we were profitable under accounting principles generally accepted in the United States of America, or GAAP, and we may not realize sufficient revenue to maintain or increase profitability in future periods. As of June 30, 2003, we had an accumulated deficit of $17.7 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, products and services, expand our distribution channels, increase our sales and marketing activities, and expand our United States and international operations. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from maintaining or increasing profitability and, as a result, our stock price could decline. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant change in the competitive dynamics of our markets;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services; and

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere.

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

If Microsoft successfully expands its systems management software offerings that compete with our products or if the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, the demand for our Microsoft-based products would suffer.

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

In addition, many of our products are designed specifically for the Windows platform and designed to use current Microsoft technologies and standards, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, Linux, Macintosh and Palm, we believe that the integration between our products and Microsoft’s products is one of our key competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports existing or future products launched by our competitors that compete with our products, the demand for our products would suffer. In addition, our business would be harmed if Microsoft loses market share for its Windows products. We expect many of our products to be dependent on the Windows market for the foreseeable future. If the market for Windows systems declines or develops more slowly than we anticipate, our ability to increase revenue could be limited. Although the market for Windows systems has grown rapidly, this growth may not continue at the same rate, or at all.

We believe that some of our success has depended, and will continue to depend for the foreseeable future, on our ability to continue as a complementary software provider for Microsoft’s systems management server, or SMS, and operations manager products. In the past, we have hosted or co-hosted an SMS user conference in which we provided training on and promoted the integration between Microsoft’s SMS products and our products. Because we do not have any long-term arrangements with Microsoft, we cannot be certain that our relationship with Microsoft will continue or expand. Any deterioration of our relationship with Microsoft could materially harm our business and affect our ability to develop, market and sell our products.

Any deterioration of our relationships with HP could adversely affect our ability to develop, market and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with Hewlett-Packard Company, or HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 30% of our revenue in 2002 and approximately 27% of our revenue for the six months ended June 30, 2003. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed. Any deterioration in our relationships with HP would harm our business and adversely affect our ability to develop, market and sell our products, grow our revenue or sustain profitability. We expect that we will continue to be dependent on HP for a significant portion of our revenue in future periods.

If we do not continue to execute on our relationship with Dell, our ability to market and sell our products through Dell will be limited and a substantial revenue source will be impaired or eliminated.

An important part of our future operating results will depend on our relationship with Dell, Inc., or Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 8% of our revenue in 2002 and 9% of our revenue for the six months ended June 30, 2003. In May 2002, we entered into a software licensing agreement under which Dell was granted a nonexclusive license to distribute certain of our software products and services to third parties. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

If the market for IT lifecycle management software does not continue to develop as we anticipate, the demand for our products might be adversely affected.

We believe that historically many companies have addressed their IT lifecycle management needs for systems and applications internally and have only recently become aware of the benefits of third-party software products such as ours as these needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party IT lifecycle management software products and their deployment of these products on an enterprise-wide basis.

We face strong competitors that have greater market share than we do and pre-existing relationships with our potential customers, and if we are unable to compete effectively, we might not be able to achieve sufficient market penetration to sustain profitability.

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

In addition, existing and potential competitors could elect to bundle their products with, or incorporate systems management software into, products developed by themselves or others. Developers of software products with which our products must be compatible to operate could change their products so that they will no longer be compatible with our products. If our competitors were to bundle their products in this manner or make their products incompatible with ours, this could harm our ability to sell our products and could lead to price reductions for our products, which would likely reduce our profit margins.

If we do not expand our indirect distribution channels, we will have to rely more heavily on our direct sales force to develop our business, which could limit our ability to increase revenue and grow our business.

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our indirect sales channels generated approximately 73% of our revenue in 2002 and approximately 82% of our revenue for the six months ended June 30, 2003. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, original equipment manufacturers, or OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and costeffective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

We plan to continue to expand our sales efforts worldwide and invest substantial resources toward this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified sales personnel. Because we rely heavily on our sales organizations, any failure to expand these organizations could limit our ability to sell our products. In addition, new sales personnel can require up to several months to begin to generate revenue from the sale of our products. As a result, our operating results may be adversely affected to the extent we incur significant expenses on hiring and retaining new sales personnel who do not begin to generate revenue within several months or at all.

If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection, or AUP. Sales to existing customers represented 56% of our revenue in 2002 and 62% of our revenue for the six months ended June 30, 2003. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

We also depend on our installed customer base for future revenue from AUP renewal fees. The terms of our standard license arrangements provide for a one-time license fee and a prepayment for one year of AUP. AUP is renewable annually at the option of our customers and there are no minimum payment obligations or obligations to license additional software.

Our product sales cycles for large enterprise-wide sales often last in excess of three months and are unpredictable and our product sales cycles for sales to large businesses are typically longer than the sales cycles to small businesses, both of which make it difficult to forecast our revenues and results of operations for any given period.

We have traditionally focused our sales efforts on the workgroups and divisions of our customers, resulting in a sales cycle ranging between 30 and 90 days or even longer. We are continually increasing our efforts to generate enterprise-wide sales, which often have sales cycles that extend beyond that experienced with sales to workgroups or divisions. In addition, our sales to larger enterprises have increased in recent periods. If we do not correctly forecast the timing of our sales in a given period, the amount of revenue we recognize in that period could be negatively impacted, which could negatively affect our operating results. In addition, the failure to complete sales, especially large, enterprise-wide sales, in a particular period could significantly reduce revenue in that period, as well as in subsequent periods over which revenue for the sale would likely be recognized. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance requirements and procedures;

•	concerns about the introduction or announcement of our competitors’ new products;

•	announcements by Microsoft relating to Windows; and

•	potential downturns in the IT market and in economic conditions generally.

We may engage in future acquisitions or investments that could require significant management attention and prove difficult to integrate with our business, which could make planning and forecasting our future growth rates and operating results more difficult.

We have acquired and integrated technologies from HP, Computing Edge, Previo and Tekworks. As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including, but not limited to, the following:

•	potential adverse effects on our operating results;

•	failure to integrate acquired technologies with our existing products and technologies;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns;

•	disruption of our ongoing business;

•	potential loss of the acquired company’s customers;

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	failure to successfully further develop the acquired company’s technology, resulting in the impairment of amounts capitalized as intangible assets; and

•	unanticipated costs and liabilities.

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

If we fail to manage effectively the significant growth in our business, then our infrastructure, management and resources might be strained and our ability to manage our business could be diminished.

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998, to 473 employees on June 30, 2003. To manage our continued growth, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

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

Errors in our products or product liability claims asserted against us could result in decreases in customers and revenue, unexpected expenses and loss of market share.

Because our software products are complex, they may contain errors or “bugs” that can be detected at any point in a product’s lifecycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs, errors in our products may be found in the future even after our products have been commercially introduced. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. In the past, we have discovered errors in our products and have experienced delays in the shipment of our products during the period required to correct these errors. Product errors could harm our business and have a material adverse effect on our results of operations. Moreover, because our products primarily support other systems and applications, such as Windows, any software errors or bugs in the operating systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the errors reside.

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

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a severe downturn in the worldwide economy during the past 36 months, and we are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to decrease their IT budgets. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

We are subject to risks inherent in doing business internationally that could impair our ability to expand into foreign markets.

Sales to international customers represented approximately 20% of our revenue in 2002 and approximately 33% of our revenue for the six months ended June 30, 2003. Our international revenue is attributable principally to sales to customers in Europe and Canada. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection;

•	unfavorable laws that increase the risks of doing business in foreign countries;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

Fluctuations in the value of foreign currencies could result in currency transaction losses.

As we expand our international operations, we expect that our international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the United States Dollar have caused, and we expect such fluctuations to continue to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

International political instability may increase our cost of doing business and disrupt our business.

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained military action in Afghanistan and Iraq, strained international relations with North Korea, tensions between Taiwan and China, tensions between India and Pakistan and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, increase our costs and adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs associated with defending these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

If we cannot continually attract and retain sufficient and qualified management, technical and other personnel, our ability to manage our business successfully and commercially introduce products could be negatively affected.

Our future success will depend on our ability to attract and retain experienced, highly qualified management, technical, research and development, and sales and marketing personnel. The development and sales of our products could be impacted negatively if we do not attract and retain these personnel. Competition for qualified personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. Moreover, we intend to expand the scope of our international operations and these plans will require us to attract experienced management, sales, marketing and customer support personnel for our international offices. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining these personnel. In addition, new employees generally require substantial training in the use of our products, which will require substantial resources and management attention.

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

Future changes in accounting standards, particularly changes affecting revenue recognition and accounting for stock options, could cause unexpected revenue fluctuations.

Future changes in accounting standards, particularly changes affecting revenue recognition and accounting for stock options, could require us to change our accounting policies. These changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting securities analysts’ and investors’ expectations. Any of these shortfalls could cause a decline in our stock price.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, is currently considering changes to GAAP that, if implemented, would require us to record an additional charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording charges for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $3.3 million in 2002. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased accounting compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our principal stockholders may exercise a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our principal stockholders, two entities affiliated with Technology Crossover Ventures, or TCV, RS Investment Management, L.P. and Canopy, respectively, beneficially own approximately 22.9%, 11.4% and 18.5% of our common stock and are likely to be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in May 2002, the price of our common stock has ranged from an intra-day low of $4.50 to an intra-day high of $24.85. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law and our agreements with HP contain provisions that may inhibit potential acquisition bids for us and prevent changes in our management. Certain provisions of our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction. In addition, our agreements with HP contain provisions which in the event of a change of control related to certain companies allow HP to terminate the agreements. These provisions of our charter documents and agreements with HP could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2002, approximately 16% of the U.S. dollar value of our invoices and during the first six months of 2003 approximately 28% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, The Netherlands, Singapore, Sweden and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of June 30, 2003, we had no hedging contracts outstanding. At June 30, 2003, we had $74.0 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Included on Exhibits 31.1 and 31.2 of this Quarterly Report of Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to ensure that material information relating to Altiris and its consolidated subsidiaries would be made known to them by others within those entities.

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

In November 2001, the District Court entered a final judgment based on our stipulation, ruling that Symantec did not infringe our patent and dismissing Symantec’s counterclaims for trademark infringement and dilution. We and Symantec each appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, or Court of Appeals. On February 12, 2003, the Court of Appeals ruled that the District Court erred in its construction of the claims comprising our patent and instructed the District Court to reconsider the question of infringement by Symantec based upon the Court of Appeals’ interpretation of the patent. Although we believe that this patent is an important intellectual property asset, we do not believe that it is material to our business as a whole. Accordingly, we do not believe that an adverse ruling would have a material adverse effect on our results of operations or financial position.

We are involved in other claims and legal matters arising in the ordinary course of business. The ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

We have used and intend to continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have and may in the future use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, in September of 2002, we acquired certain technology assets from Previo for an aggregate consideration of $1.1 million. We currently have no commitments, agreements or understandings with respect to any such transactions. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term interest-bearing, investment-grade securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held the 2003 Annual Meeting of Stockholders on May 6, 2003 in Lindon, Utah.

At the 2003 Annual Meeting of Stockholders, the stockholders elected the following individuals to the Board of Directors to serve until the 2006 Annual Meeting of Stockholders, and until their successor are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Withheld
Gregory S. Butterfield	15,441,665	2,422,280
Gary B. Filler	17,763,598	100,347

Also at the 2003 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment of KPMG LLP as our independent auditors for the 2003 fiscal year. There were 17,284,364 votes cast for the ratification, 578,221 votes cast against the ratification and 1,360 abstentions.

ITEM 5. OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of June 30, 2003, Gregory S. Butterfield, President and Chief Executive Officer and a director of Altiris, and Stephen C. Erickson, Vice President, Chief Financial Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We are also aware that Canopy, one of our principal stockholders, has a Rule 10b5-1 trading plan in effect. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2*	Amended and Restated Bylaws of the Registrant currently in effect.

4.1**	Specimen Common Stock Certificate.

4.2B**	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1**	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A**	1998 Stock Option Plan.

10.2B**	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A**	2002 Stock Plan.

10.3B**	Form of Option Agreement under the 2002 Stock Plan.

10.4A***	2002 Employee Stock Purchase Plan, as amended.

10.4B**	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A**	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1#	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5B**	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E**	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5G****	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5H****C	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5F**†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.6**	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. And Altiris, Inc.

10.6A	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002

10.6B	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003

10.6C	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003

10.7***†	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

**	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

***	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

****	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

†	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

C	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

‡	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

#	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(b)	Reports on Form 8-K

On April 23, 2003, we filed a Current Report on Form 8-K with respect to a press release issued by us discussing our results of operations and financial condition for the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: July 30, 2003	/s/ STEPHEN C. ERICKSON

Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)