Form 10-Q
period 2003-09-30
ALTIRIS INC
filed 2003-11-13
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 25,609,951 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 7, 2003.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Currents assets:
Cash and cash equivalents	$113,882,000	$46,674,000
Available-for-sale securities	37,680,000	26,257,000
Accounts receivable, net of allowances of $1,882,000 and $1,483,000, respectively	19,617,000	11,856,000
Prepaid expenses and other current assets	2,035,000	1,069,000

Total current assets	173,214,000	85,856,000
Property and equipment, net	3,310,000	3,035,000
Intangible assets, net	338,000	849,000
Other assets	96,000	93,000

Total assets	$176,958,000	$89,833,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$972,000	$871,000
Current portion of note payable	—	144,000
Accounts payable	1,764,000	1,311,000
Accrued salaries and benefits	3,453,000	3,232,000
Other accrued expenses	2,154,000	3,599,000
Deferred revenue	16,612,000	11,346,000

Total current liabilities	24,955,000	20,503,000
Capital lease obligations, net of current portion	678,000	780,000
Deferred revenue, non-current	4,073,000	2,632,000

Total liabilities	29,706,000	23,915,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares designated and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,520,856 and 20,460,305 shares outstanding, respectively	3,000	2,000
Additional paid-in capital	162,230,000	91,659,000
Deferred compensation	(1,238,000)	(2,311,000)
Accumulated other comprehensive income	142,000	83,000
Accumulated deficit	(13,885,000)	(23,515,000)

Total stockholders’ equity	147,252,000	65,918,000

Total liabilities and stockholders’ equity	$176,958,000	$89,833,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Software	$16,598,000	$10,452,000	$44,459,000	$26,186,000
Services	8,756,000	5,522,000	24,554,000	18,554,000

Total revenue	25,354,000	15,974,000	69,013,000	44,740,000

Cost of revenue:
Software	445,000	263,000	794,000	739,000
Amortization of acquired intellectual property	169,000	245,000	466,000	1,644,000
Services	2,597,000	1,151,000	7,441,000	5,571,000

Total cost of revenue	3,211,000	1,659,000	8,701,000	7,954,000

Gross profit	22,143,000	14,315,000	60,312,000	36,786,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $189,000, $370,000, $567,000 and $1,097,000, respectively)	9,677,000	7,651,000	27,004,000	19,920,000
Research and development (exclusive of stock-based compensation of $34,000, $67,000, $102,000 and $196,000, respectively)	6,176,000	4,353,000	17,446,000	11,610,000
General and administrative (exclusive of stock-based compensation of $98,000, $228,000, $316,000 and $672,000, respectively)	1,759,000	1,833,000	5,593,000	5,033,000
Stock-based compensation	321,000	665,000	985,000	1,965,000
Amortization of intangible assets	—	—	41,000	25,000

Total operating expenses	17,933,000	14,502,000	51,069,000	38,553,000

Income (loss) from operations	4,210,000	(187,000)	9,243,000	(1,767,000)

Other income (expense):
Interest income (expense), net	554,000	227,000	1,068,000	(96,000)
Other income (expense), net	404,000	(60,000)	1,103,000	737,000

Other income, net	958,000	167,000	2,171,000	641,000

Income (loss) before income taxes	5,168,000	(20,000)	11,414,000	(1,126,000)
Provision for income taxes	(1,320,000)	(339,000)	(1,784,000)	(582,000)

Net income (loss)	3,848,000	(359,000)	9,630,000	(1,708,000)
Dividends related to preferred shares	—	—	—	(13,781,000)

Net income (loss) attributable to common stockholders	$3,848,000	$(359,000)	$9,630,000	$(15,489,000)
Basic net income (loss) per common share	$0.16	$(0.02)	$0.44	$(1.10)

Diluted net income (loss) per common share	$0.15	$(0.02)	$0.42	$(1.10)

Basic weighted average common shares outstanding	23,556,000	19,685,000	21,788,000	14,042,000

Diluted weighted average common shares outstanding	24,976,000	19,685,000	23,063,000	14,042,000

Other comprehensive income (loss):
Net income (loss)	$3,848,000	$(359,000)	$9,630,000	$(1,708,000)
Unrealized gain (loss) on available-for-sale securities	(87,000)	—	51,000	—
Foreign currency translation adjustments	12,000	43,000	8,000	(85,000)

Comprehensive income (loss)	$3,773,000	$(316,000)	$9,689,000	$(1,793,000)

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$9,630,000	$(1,708,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,981,000	2,624,000
Stock-based compensation	985,000	1,965,000
Provision for doubtful accounts and other allowances	1,179,000	290,000
Amortization of debt discounts	—	186,000
Loss on disposition of property and equipment	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	(8,342,000)	(4,111,000)
Prepaid expenses and other current assets	(935,000)	(660,000)
Other assets	(11,000)	(240,000)
Accounts payable	420,000	704,000
Accrued salaries and benefits	97,000	759,000
Other accrued expenses	(330,000)	339,000
Deferred revenue	6,707,000	4,403,000

Net cash provided by operating activities	11,381,000	4,554,000

Cash flows from investing activities:
Purchase of property and equipment	(903,000)	(606,000)
Purchase of available-for-sale securities	(37,170,000)	(10,623,000)
Disposition of available-for-sale securities	25,798,000	—
Cash paid in asset acquisitions	—	(1,075,000)

Net cash used in investing activities	(12,275,000)	(12,304,000)

Cash flows from financing activities:
Net payments to majority stockholder	—	(3,225,000)
Net payments under financing agreement	—	(136,000)
Principal payments on notes payable	(144,000)	(263,000)
Principal payments under capital lease obligations	(738,000)	(475,000)
Net proceeds from the issuance of preferred and common shares	69,433,000	68,344,000

Net cash provided by financing activities	68,551,000	64,245,000

Net increase in cash and cash equivalents	67,657,000	56,495,000
Effect of foreign exchange rates on cash and cash equivalents	(449,000)	(536,000)
Cash and cash equivalents, beginning of period	46,674,000	1,023,000

Cash and cash equivalents, end of period	$113,882,000	$56,982,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$201,000	$206,000
Cash paid for income taxes	$159,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$749,000	$759,000
Unrealized gain on available-for-sale securities	$51,000	$—

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

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the entire calendar year ending December 31, 2003.

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

Cash and cash equivalents

Cash equivalents consist of investments with original maturities to the Company of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, taxable auction rate notes and money market funds and are recorded at cost, which approximates fair value.

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

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss). Fair market values are based on quoted market prices. When securities are sold, their cost is determined based on the specific identification method. Available-for-sale securities consist of an amortized cost of $37,490,000, gross unrealized gains of $190,000 and fair market value of $37,680,000 as of September 30, 2003.

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

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or the seminars are held. Revenue from the annual Microsoft Management Summit (MMS) user conference includes barter revenue for promotional and support services related to the conference.

The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Historically, revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience is not recognized until the return right lapses. Effective January 1, 2003, management concluded that the Company has sufficient historical return experience for certain geographical locations where the Company had historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the nine months ended September 30, 2003, the Company has recognized revenue in these locations upon delivery and has provided an allowance for estimated returns.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The net impact on license revenue from this change in accounting estimate was $918,000 for the nine months ended September 30, 2003.

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

As of December 31, 2002 and September 30, 2003, management did not consider any of the Company’s long-lived assets to be impaired.

Translation of foreign currencies

The assets and liabilities of foreign subsidiaries have been recorded in their local currencies and translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income (loss), which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2003 and 2002, the Company realized a foreign currency transaction gain of $407,000 and a foreign currency transaction loss of $66,000, respectively.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) as if the Company had accounted for its Stock options granted under the fair value method prescribed by SFAS No. 123. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002: average risk-free interest rates of 2.03, 3.81, 2.67 and 4.29 percent, respectively; weighted average volatility of 164, 163, 165 and 14 percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net income (loss) attributable to common stockholders and net income (loss) per common share for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders:
As reported	$3,848,000	$(359,000)	$9,630,000	$(15,489,000)
Stock-based employee compensation expense included in reported net income (loss), net of tax	321,000	665,000	985,000	1,965,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(2,348,000)	(1,567,000)	(6,783,000)	(4,353,000)

Pro forma	$1,821,000	$(1,261,000)	$3,832,000	$(17,877,000)

Basic net income (loss) per common share:
As reported	$0.16	$(0.02)	$0.44	$(1.10)
Pro forma	$0.08	$(0.06)	$0.18	$(1.27)
Diluted net income (loss) per common share:
As reported	$0.15	$(0.02)	$0.42	$(1.10)
Pro forma	$0.07	$(0.06)	$0.17	$(1.27)

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

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related party convertible note payable and shares issuable upon conversion of preferred stock. During the three and nine months ended September 30, 2002, there were 4,048,711 and 3,897,299 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive. During the three and nine months ended September 30, 2003, there were no outstanding common share equivalents that were not included in the computation of Diluted EPS.

The following table summarizes the Company’s share computations for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic Weighted Average Shares Outstanding:	23,556,000	19,685,000	21,788,000	14,042,000
Dilutive Effect of Stock Options	1,414,000	—	1,269,000	—
Dilutive Effect of the Employee Stock Option Plan	6,000	—	6,000	—

Diluted Weighted Average Shares Outstanding:	24,976,000	19,685,000	23,063,000	14,042,000

(4)    Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At September 30, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

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

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company generally performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and nine months ended September 30, 2003 and 2002 and as of September 30, 2003 and December 31, 2002, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Hewlett Packard (formerly Compaq)	21%	26%	25%	30%
Dell	20%	22%	13%	9%
Ingram Micro	4%	13%	4%	12%

	September 30, 2003	December 31, 2002
Accounts receivable:
Hewlett Packard (formerly Compaq)	30%	31%
Dell	11%	3%
Ingram Micro	8%	13%

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(5)    Segment, geographic and customer information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

Revenue from customers located outside the United States accounted for 30% and 21% of total revenue for the three months ended September 30, 2003 and 2002, respectively, and 32% and 20% for the nine months ended September 30, 2003 and 2002, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States as of September 30, 2003.

The following table presents revenue by geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Domestic operations:
Domestic customers	$17,671,000	$12,637,000	$47,103,000	$35,939,000
International customers	649,000	777,000	2,568,000	1,721,000

Total	18,320,000	13,414,000	49,671,000	37,660,000

International operations:
Europe customers	6,205,000	2,348,000	17,043,000	6,348,000
Other customers	829,000	212,000	2,299,000	732,000

Total	7,034,000	2,560,000	19,342,000	7,080,000

Consolidated revenue	$25,354,000	$15,974,000	$69,013,000	$44,740,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	the impact of quarterly fluctuations of revenue and operating results;

•	the dependence of our products on Microsoft Windows market;

•	our expectations concerning our relationships with HP and Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers and systems integrators;

•	levels of capital expenditures;

•	fluctuations in interest rates;

•	legal proceedings;

•	changes in accounting standards;

•	the trend of our costs and expenses;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.

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

Overview

Altiris is a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our comprehensive client management, server provisioning and asset management suites are designed to address the challenges that IT professionals face in deploying, migrating, backing up and restoring software settings on multiple hardware devices; provisioning and managing servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; and facilitating problem resolution for hardware or software failures. We have grown our revenue from $44.7 million in the first nine months of 2002 to $69.0 million in the first nine months of 2003.

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

From inception through 2001, our operations were primarily funded through borrowings and equity investments from The Canopy Group, Inc., or Canopy, a principal stockholder at the time. Through February 2002, we had a revolving credit facility with Canopy. In February 2002, we completed a private placement of preferred stock for net proceeds of $21.2 million. Additionally, in February 2002 Canopy exercised a warrant to purchase shares of our common stock for proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. The Series C non-voting preferred stock subsequently converted into Class B non-voting common stock at the completion of our initial public offering. In May of 2002, we completed our initial public offering of 5,000,000 shares of common stock at a price per share of $10.00, with net proceeds, after underwriting discounts and commissions and direct offering costs, of approximately $43.8 million. The Class B non-voting common stock automatically converted into voting common stock in May 2003.

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

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 32% of our total revenue for the nine months ended September 30, 2003, 20% of our total revenue in 2002, 16% of our total revenue in 2001 and 14% of our total revenue in 2000. As of September 30, 2003, we had sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom.

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

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of September 30, 2003, we had $20.7 million of deferred revenue.

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

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. We recognize a portion of our services revenue using the percentage of completion method. Completion is measured based on milestones agreed to in the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We generally also provide a 30-day return right. We generally perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. As of September 30, 2003, we recorded allowances for doubtful accounts receivable and returns of $1.9 million. Our actual bad debts and returns may differ from our estimates and the difference could be significant.

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we determined the estimated fair value of our common stock based on several factors including issuances of our preferred stock and our operating performance. We recorded stock based compensation expense of $0.3 million and $0.7 million in the three months ended September 30, 2003 and 2002, respectively. We recorded stock based compensation expense of $1.0 million and $2.0 million in the nine months ended September 30, 2003 and 2002, respectively. We expect to record amortization of deferred stock based compensation of approximately $0.3 million, $0.7 million and $0.2 million for the remaining three months of 2003 and the years ended 2004 and 2005, respectively. Had different assumptions or criteria been used to determine the stock-based compensation related to stock options, materially different amounts of stock-based compensation could have been reported.

In connection with the acquisitions of the assets of Computing Edge, Tekworks, and Previo, and the Carbon Copy technology, we recorded $9.0 million of intangible assets consisting of intellectual property, customer lists and assembled workforce. The intangible assets are amortized over the estimated useful lives of 18 months. Amortization of intangible assets was $0.2 million for the three months ended September 30, 2003 and 2002. Amortization of intangible assets was $0.5 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. We evaluate our intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value.

We have provided a valuation allowance against our entire net deferred tax assets as of September 30, 2003 and December 31, 2002, respectively. The valuation allowance was recorded given the historical losses we have incurred and the uncertainties regarding our future operating profitability and taxable income. The valuation allowance amounted to approximately $11.5 million as of December 31, 2002.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $13.9 million as of September 30, 2003.

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Software	65%	65%	64%	59%
Services	35	35	36	41

Total revenue	100	100	100	100

Cost of Revenue:
Software	2	2	1	4
Amortization of acquired intellectual property	1	1	1	2
Services	10	7	11	12

Total cost of revenue	13	10	13	18

Gross Profit	87	90	87	82

Operating Expenses:
Sales and marketing	38	48	40	45
Research and development	24	27	25	26
General and administrative	7	12	8	11
Stock-based compensation	1	4	1	4
Amortization of intangibles	—	—	—	—

Total operating expenses	70	91	74	86

Income (loss) from operations	17	(1)	13	(4)
Other income (expense), net	3	1	3	1
Provision for income taxes	(5)	(2)	(2)	(1)

Net income (loss)	15%	(2)%	14%	(4)%
Dividends related to preferred shares	—	—	—	(31)

Net income (loss) attributable to common stockholders	15%	(2)%	14%	(35)%

Revenue

Our total revenue increased from $16.0 million for the three months ended September 30, 2002 to $25.4 million for the three months ended September 30, 2003, representing growth of 59% and from $44.7 million for the nine months ended September 30, 2002 to $69.0 million for the nine months ended September 30, 2002, representing growth of 54%. Revenue from customers outside of the United States increased from $3.3 million for the three months ended September 30, 2002 to $7.7 million for the three months ended September 30, 2003, representing growth of 130% and from $8.8 million for the nine months ended September 30, 2002 to $21.9 million for the nine months ended September 30, 2003, representing growth of 149%. Sales to HP, Dell and Ingram Micro accounted for 26%, 22% and 13% of our total revenue for the three months ended September 30, 2002, respectively, and 21%, 20% and 4% of our total revenue for the three months ended September 30, 2003, respectively. Sales to HP, Dell and Ingram Micro accounted for 30%, 9% and 12% of our total revenue for the nine months ended September 30, 2002, respectively, and 25%, 13% and 4% of our total revenue for the nine months ended September 30, 2003, respectively. We expect sales to HP, Dell and Ingram Micro will likely continue to represent a significant portion of our total revenue in the future.

Software.    Our software revenue increased from $10.5 million for the three months ended September 30, 2002 to $16.6 million for the three months ended September 30, 2003, representing growth of 59%. The increase in the three months ended September 30, 2003 as compared to the comparable fiscal 2002 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Our software revenue increased from $26.2 million for the nine months ended September 30, 2002 to $44.5 million for the nine months ended September 30, 2003, representing growth of 70%. The increase during the nine months ended September 30, 2003 as compared to the comparable fiscal 2002 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces. Historically, revenue generated from product sales in geographical locations for which we did not have sufficient historical return experience was not recognized until the return right lapsed. Effective January 1, 2003, we concluded that we have sufficient historical return experience for certain geographical locations where we had historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the nine months ended September 30, 2003, we have recognized revenue in these locations upon delivery to the end user customer and have provided an allowance for estimated returns. The net increase on license revenue from this change in accounting estimate was $918,000 for the nine months ended September 30, 2003.

Services.    Services revenue increased from $5.5 million for the three months ended September 30, 2002 to $8.8 million for the three months ended September 30, 2003, representing an increase of 59%. The $3.3 million increase in services revenue in the three months ended September 30, 2003 as compared to the comparable period of 2002 was due to an increase of $2.1 million of new and renewed AUP associated with the increase in software license revenue, $0.3 million in revenues from non-recurring engineering arrangements, and $0.9 million in consulting and training revenue.

Services revenue increased from $18.6 million for the nine months ended September 30, 2002 to $24.6 million for the nine months ended September 30, 2003, representing an increase of 32%. The $6.0 million increase was primarily due to $6.2 million of new and renewed AUP associated with the increase in software license revenue and to an increase of $2.5 million in consulting and training revenue, offset by a $2.9 million decrease in revenue from the Microsoft Management Summit, or MMS user conference. The 2002 MMS user conference generated $3.9 million of revenue and included $300,000 of barter revenue. The 2003 MMS user conference generated $1.0 million of revenue and included $500,000 of barter revenue for promotional and support services related to the conference. In 2002, we hosted the conference and assumed all administrative and hoteling functions. In 2003, we co-sponsored the conference only, resulting in the decrease in MMS revenue from 2002 to 2003.

Cost of revenue

Software.    Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $0.5 million for the three months ended September 30, 2002 to $0.6 million for the three months ended September 30, 2003, representing an increase of 21%. The increase was due to a $182,000 increase in software costs offset by a $76,000 decrease in amortization of acquired intellectual property. Cost of software revenue, excluding amortization, was $0.3 million for the three months ended September 30, 2002 and $0.4 million for the three months ended September 30, 2003. Excluding amortization of acquired intellectual property, cost of software revenue represented 3% of software revenue for the three months ended September 30, 2002 and September 30, 2003.

Our cost of software license revenue decreased from $2.4 million for the nine months ended September 30, 2002 to $1.3 million for the nine months ended September 30, 2003, representing a decrease of 47%. Cost of software revenue, excluding amortization, was $0.7 million for the nine months ended September 30, 2002 and $0.8 million for the nine months ended September 30, 2003, and amortization of acquired intellectual property was $1.6 million and $0.5 million, respectively. The decrease in amortization of acquired intellectual property is due to the Computing Edge acquired intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property, cost of software revenue represented 3% of software revenue for each of the nine months ended September 30, 2002 and 2% of software revenue for the nine months ended September 30, 2003. Cost of revenue, excluding amortization of acquired intellectual property, as a percentage of software revenue is expected to remain relatively consistent.

Services.    Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS user conference. Our cost of services revenue increased from $1.2 million for the three months ended September 30, 2002 to $2.6 million for the three months ended September 30, 2003. The increase in our cost of services revenue was due to an increase of $1.4 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 21% of services revenue for the three months ended September 30, 2002 and 30% of services revenue for the three months ended September 30, 2003.

Our cost of services revenue increased from $5.6 million for the nine months ended September 30, 2002 to $7.4 million for the nine months ended September 30, 2003. The increase in our cost of services revenue was primarily due to an increase of $3.4 million in professional service costs associated with the increase in related consulting and training revenue, offset by a decrease of $1.6 million in costs associated with the 2003 MMS user conference as compared to the 2002 MMS user conference. Cost of services revenue represented 30% of services revenue for both the nine months ended September 30, 2002 and 2003. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing.    Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $7.7 million for the three months ended September 30, 2002 to $9.7 million for the three months ended September 30, 2003, an increase of 26%, and from $19.9 million for the nine months ended September 30, 2002 to $27.0 million for the nine months ended September 30, 2003, an increase of 36%. The increases in both fiscal 2003 as compared to the comparable 2002 fiscal periods were primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 185 employees at September 30, 2002 to 232 employees at September 30, 2003. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 48% of total revenue for the three months ended September 30, 2002 and 38% of total revenue for the three months ended September 30, 2003 and represented 45% of total revenue for the nine months ended September 30, 2002 and 40% of total revenue for the nine months ended September 30, 2003. The decrease primarily was due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2003 as we expand our sales and marketing efforts.

Research and development.    Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $4.4 million for the three months ended September 30, 2002 to $6.2 million for the three months ended September 30, 2003, an increase of 42%, and from $11.6 million for the nine months ended September 30, 2002 to $17.4 million for the nine months ended September 30, 2003, an increase of 50%. The increases in both fiscal 2003 periods as compared to the comparable fiscal 2002 periods were primarily due to increases in expenses associated with the hiring of additional engineering and technical writing personnel, which resulted in an increase from 169 employees at September 30, 2002 to 202 employees at September 30, 2003. Research and development expense represented 27% of total revenue for the three months ended September 30, 2002 and 24% of total revenue for the three months ended September 30, 2003. Research and development expense represented 26% of total revenue for the nine months ended September 30, 2002 and 25% of total revenue for the nine months ended September 30, 2003. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2003.

General and administrative.    General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense was $1.8 million for both the three months ended September 30, 2002 and 2003, and increased from $5.0 million for the nine months ended September 30, 2002 to $5.6 million for the nine months ended September 30, 2003, an increase of 11%. The increases in the nine months ended September 30, 2003 as compared to the comparable fiscal 2002 period was primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 39 employees at September 30, 2002 to 51 employees at September 30, 2003. General and administrative expense represented 12% of total revenue for the three months ended September 30, 2002 and 7% of total revenue for the three months ended September 30, 2003. General and administrative expense represented 11% of total revenue for the nine months ended September 30, 2002 and 8% of total revenue for the nine months ended September 30, 2003. We expect that general and administrative expense will continue to increase to support our growth and due to costs associated with being a public company through the remainder of 2003.

Stock-based compensation.    Stock-based compensation consists of expense recorded when an option’s exercise price is below the fair market value of the common stock granted on the measurement date. We recorded deferred stock-based compensation relating to stock option grants to employees of $2.6 million during the year ended December 31, 2002. No deferred stock-based compensation was recorded during the nine months ended September 30, 2003. We recognized stock-based compensation expense of $0.7 million for the three months ended September 30, 2002 and $0.3 million for the three months ended September 30, 2003. We recognized stock-based compensation expense of $2.0 million for the nine months ended September 30, 2002 and $1.0 million for the nine months ended September 30, 2003.

Amortization of intangible assets.    Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge and Previo acquisitions, excluding intellectual property. The remaining portion of intangible assets related to Computing Edge was fully amortized during the three months ended March 31, 2002. Amortization of intangible assets was $25,000 for the nine months ended September 30, 2002 and $41,000 for the nine months ended September 30, 2003.

Other income (expense), net.     During the three and nine months ended September 30, 2003, we had net other income of $1.0 million and $2.2 million, respectively, which consists primarily of interest income, foreign currency transaction gains, and a gain from the termination of the Vision license agreement with MasterSolution, Inc., offset by interest expense. The termination of the Vision license resulted in a gain of $0.7 million, consisting primarily of $0.4 million for the termination of the license agreement, $0.1 million for the license of the customer list, and $0.2 million for MasterSolution’s assumption of obligations to current Vision customers under annual upgrade protection agreements for which we had deferred revenue. During the three and nine months ended September 30, 2002, we had net other income of $0.2 million and $0.6 million, which consists primarily of interest income and foreign currency transaction gains offset by interest expense.

Provision for income taxes.    During the three and nine months ended September 30, 2003, we recorded a provision for income taxes of $1.3 million and $1.8 million for state income taxes where we do not have net operating loss carryforwards and for foreign jurisdictions in which we generated taxable income. During the three and nine months ended September 30, 2002, we recorded a provision for income taxes of $0.3 million and $0.6 million for state income taxes and foreign jurisdictions.

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

In connection with the issuance of 258,064 shares of Series C non-voting preferred stock, we recorded an additional deemed preferred stock dividend of $0.6 million in the three months ended September 30, 2002 representing the beneficial conversion feature. The amount of the dividend was based on the difference between the sales price of $7.75 per share and the estimated fair value of common shares on the date of issuance of $10.00 per share.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In May 2000, Canopy converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock through a private offering for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to Canopy upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock automatically converted into voting common stock in May 2003. In August 2003, we completed a follow-on offering of 3,750,000 shares of our common stock and realized net proceeds from the offering of $66.1 million.

Our operating activities provided $11.4 million of cash during the nine months ended September 30, 2003 and $4.6 million during the nine months ended September 30, 2002. Cash provided by operating activities in the first nine months of 2003 consisted primarily of net income of $9.6 million, adjusted for $2.0 million of depreciation and amortization, $1.0 million of stock-based compensation and a $1.2 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities used $2.4 million of cash during the first nine months of 2003 consisting primarily of an $8.3 million increase in accounts receivable, offset by a $6.7 million increase in deferred revenue. Net cash provided by operating activities in 2002 consisted primarily of the net loss of $1.7 million, adjusted for $2.6 million of depreciation and amortization, $2.0 million of stock-based compensation and a $0.3 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $1.2 million of cash during the nine months ended September 30, 2002.

Accounts receivable increased from $11.9 million as of December 31, 2002 to $19.6 million as of September 30, 2003. Accounts receivable increased at a higher rate than revenue as of September 30, 2003 primarily due to large sales during the last month of the period with payment not then due. Deferred revenue increased from $14.0 million as of December 31, 2002 to $20.7 million as of September 30, 2003.

Investing activities used $12.3 million of cash during each of the nine months ended September 30, 2003 and 2002. Cash used by investing activities during the nine months ended September 30, 2003 consisted of $37.2 million in purchases of available-for-sale securities and $0.9 million for purchases of property and equipment, offset by $25.8 million in dispositions of available-for-sale securities. Cash used in investing activities during the nine months ended September 30, 2002 primarily consisted of $10.6 million to acquire available-for-sale investments, $1.1 million for asset acquisitions, and $0.6 million of purchases of property and equipment.

Financing activities provided $68.6 million of cash during the nine months ended September 30, 2003 and $64.2 million of cash during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we received $69.4 million of cash from the issuance of common shares of stock upon the issuance of 3,750,000 shares of our common stock in the follow-on offering, net of issuance costs, and in the exercise of stock options, offset by $0.9 million of payments on notes payable and capital lease obligations. The cash provided by financing activities during the nine months ended September 30, 2002 consisted primarily of $68.3 million of cash from the issuance of common and preferred shares of stock, net of issuance costs, offset by $4.1 million of payments on notes payable and capital lease obligations.

As of September 30, 2003, we had stockholders’ equity of $147.3 million and working capital of $148.3 million. Included in working capital is deferred revenue of $16.6 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Capital leases	$1,650	$972	$678	$—
Operating leases	6,150	2,013	4,088	49

Total contractual obligations	$7,800	$2,985	$4,766	$49

As of September 30, 2003, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset’s useful life. The adoption of this standard did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS No. 146 did not have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard did not have a material impact on our financial position for results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the condensed consolidated statement of cash flows. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN No. 45). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. The adoption of FIN 46 did not have a material effect on our financial position and results of operations.

In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material effect on our financial position and results of operations.

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have limited operating experience, have only recently become profitable and may not be able to maintain or increase our profitability. If we cannot maintain or increase profitability, our stock price could decline.

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although quarterly revenues have continued to increase in recent quarters, it was not until the fourth quarter of 2002 that we were profitable under accounting principles generally accepted in the United States of America, or GAAP, and we may not realize sufficient revenue to maintain or increase profitability in future periods. As of September 30, 2003, we had an accumulated deficit of $13.9 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology and products, increase our services capabilities, expand our distribution channels, increase our sales and marketing activities, and expand our United States and international operations. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from maintaining or increasing profitability and, as a result, our stock price could decline. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services; and

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere.

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

If Microsoft successfully delivers expanded systems management software offerings that compete with our products or if the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, the demand for our Microsoft-based products would suffer.

Microsoft has delivered expanded offerings in the systems management software market that have increasing overlap with our products. Microsoft has also announced its intention to continue to deliver expanded offerings in the systems management software market that may have increasing overlap with our products. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business may be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that compete with our products may delay their buying decisions and limit our ability to increase market penetration and grow our business.

In addition, many of our products are designed specifically for the Windows platform and designed to use current Microsoft technologies and standards, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, Linux, Macintosh and Palm, we believe that the integration between our products and Microsoft’s products is one of our key competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports existing or future products offered by our competitors that compete with our products, the demand for our products would suffer. In addition, our business would be harmed if Microsoft loses market share for its Windows products. We expect many of our products to be dependent on the Windows market for the foreseeable future. If the market for Windows systems declines or develops more slowly than we anticipate, our ability to increase revenue could be limited. Although the market for Windows systems has grown rapidly, this growth may not continue at the same rate, or at all.

We believe that some of our success has depended, and will continue to depend for the foreseeable future, on our ability to continue as a complementary software provider for Microsoft’s systems management server, or SMS. Because we do not have any long-term arrangements with Microsoft, we cannot be certain that our relationship with Microsoft will continue or expand. Any deterioration of our overall relationship with Microsoft could materially harm our business and affect our ability to develop, market and sell our products.

Any deterioration of our relationships with HP could adversely affect our ability to develop, market and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with Hewlett-Packard Company, or HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 30% of our revenue in 2002 and approximately 25% of our revenue for the nine months ended September 30, 2003. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, or if HP decides to expand their software portfolio through acquiring companies in our market, our business would be harmed. Any deterioration in our relationships with HP would harm our business and adversely affect our ability to develop, market and sell our products, grow our revenue or sustain profitability. We expect that we will continue to be dependent on HP for a significant portion of our revenue in future periods.

If we do not continue to execute on our relationship with Dell, our ability to market and sell our products through Dell will be limited and a substantial revenue source will be impaired or eliminated.

An important part of our future operating results will depend on our relationship with Dell, Inc., or Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 8% of our revenue in 2002 and 13% of our revenue for the nine months ended September 30, 2003. We have a software licensing agreement with Dell under which Dell was granted a nonexclusive license to distribute certain of our software products and services to third parties. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

Our growth is dependent on, among other things, market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. As part of our strategy, we intend to continue to make investments in or acquire complementary companies, product lines, technologies and personnel. We have acquired and integrated technologies from HP, Computing Edge, Previo and Tekworks. Acquisitions involve a number of difficulties and risks to our business, including, but not limited to, the following:

•	potential adverse effects on our operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees;

•	failure to integrate acquired technologies with our existing products and technologies;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns;

•	disruption of our ongoing business;

•	potential loss of the acquired company’s customers;

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	failure to successfully further develop the acquired company’s technology, resulting in the impairment of amounts capitalized as intangible assets;

•	diminishing the value of the Altiris brand or reputation if an acquisition turns out to be unsuccessful; and

•	unanticipated costs and liabilities, including significant liabilities that may be hidden or not reflected in the final acquisition price.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that would be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs, and restructuring and other related expenses; or

•	become subject to litigation.

Mergers and acquisitions of technology companies are inherently risky, and we cannot give any assurance that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to such products or the technologies and intellectual property from which the products are derived.

Additionally, we may have to incur debt or issue equity securities to pay for any future acquisition, either of which could affect the market price of our common stock. The sale of additional equity or convertible debt could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

There has been consolidation in our markets, and we believe it will continue, which consolidation could lead to increased price competition and other forms of competition. Established companies may not only develop or expand upon their own systems management software, but may also acquire or establish cooperative relationships with our current competitors. In addition, we may face competition in the future from large established companies, as well as from emerging companies that have not previously entered the market for IT lifecycle management software or that currently do not have products that directly compete with our products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our indirect sales channels generated approximately 73% of our revenue in 2002 and approximately 80% of our revenue for the nine months ended September 30, 2003. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, original equipment manufacturers, or OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

We plan to continue to expand our sales efforts worldwide and invest substantial resources toward this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified sales personnel. Because we rely heavily on our sales organizations, any failure to expand these organizations with qualified personnel could limit our ability to sell our products. In addition, new sales personnel can require up to several months to begin to generate revenue from the sale of our products. As a result, our operating results may be adversely affected to the extent we incur significant expenses on hiring and retaining new sales personnel who do not begin to generate revenue within several months or at all.

If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection, or AUP. Sales to existing customers represented 56% of our revenue in 2002 and 67% of our revenue for the nine months ended September 30, 2003. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998, to 485 employees on September 30, 2003. To manage our continued growth, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain.

If we experience delays in developing our products, our ability to deliver product releases in a timely manner and meet customer expectations will be impaired.

We have experienced delays in developing new versions and updating releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially harmed our business. If we are unable, for technological or other reasons, to develop and introduce new and improved products or enhanced versions of our existing products in a timely manner, our business and operating results could be harmed. Difficulties in product development, product localization or integration of acquired or licensed technologies could delay or prevent the successful introduction, marketing and delivery of new or improved products to our customers, damage our reputation in the marketplace and limit our growth.

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

In addition, we may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to meet the designated standard, we will correct or replace such products or refund fees paid for such products. Our standard agreements in many jurisdictions also provide that we shall not be liable for indirect or consequential damages caused by the failure of our products. However, such warranty and limitation of liability provisions are not effective under the laws of certain jurisdictions. Although no product liability suits have been filed to date, the sale and support of our products entails the risk of such claims.

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

Our business and operating results are subject to the effects of changes in general economic conditions. Although there are indications that economic conditions are improving, at least in the United States, we are still experiencing the effect of the severe downturn in the worldwide economy during the past 36 months, and we are uncertain as to future economic conditions. This uncertainty persists because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these concerns continue to cause our current and potential customers to limit or decrease their IT budgets. If these concerns continue or worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

We are subject to risks inherent in doing business internationally that could impair our ability to expand into foreign markets.

Sales to international customers represented approximately 20% of our revenue in 2002 and approximately 32% of our revenue for the nine months ended September 30, 2003. Our international revenue is attributable principally to sales to customers in Europe and Canada. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection in foreign countries;

•	unfavorable laws that increase the risks of doing business in certain foreign countries;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained military or police action in Afghanistan and Iraq, strained international relations with North Korea, tensions between Taiwan and China, tensions between India and Pakistan and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, increase our costs and adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. If third parties assert that our current or future products infringe their proprietary rights, there could be costs associated with defending these claims, whether the claims have merit or not, which could harm our business. Any future claims could harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, is currently considering changes to GAAP that, if implemented, would require us to record an additional charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording charges for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $3.3 million in 2002. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased accounting compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our principal stockholders may exercise a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our principal stockholders, two entities affiliated with Technology Crossover Ventures, or TCV, FMR Corp., or Fidelity, RS Investment Management, L.P., and Canopy, respectively, beneficially own approximately 21.8%, 11.7%, 9.6% and 7.8% of our common stock and are likely to be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in May 2002, the price of our common stock has ranged from an intra-day low of $4.50 to an intra-day high of $36.05. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2002, approximately 16% of the U.S. dollar value of our invoices and during the first nine months of 2003 approximately 28% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Estonia, France, Germany, The Netherlands, Singapore, Sweden, Switzerland and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of September 30, 2003, we had no hedging contracts outstanding. At September 30, 2003, we had $151.6 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by Altiris in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

We completed our initial public offering of 5,000,000 shares of our common stock on May 29, 2002, pursuant to a Registration Statement on Form S-1 (File No. 333-83352), which the SEC declared effective on May 22, 2002. In the offering, we sold an aggregate of 5,000,000 shares of our common stock at a price of $10.00 per share. The aggregate net proceeds of the offering were approximately $43.8 million, after deducting underwriting discounts and commissions and paying offering expenses.

We completed a follow-on public offering of 3,750,000 shares of our common stock on August 19, 2003, pursuant to a Registration Statement on Form S-3 (File No. 333-107408), which the SEC declared effective on August 13, 2003. In the offering, we sold an aggregate of 3,750,000 shares of our common stock at a price of $18.75 per share. Also in the offering, a selling stockholder, The Canopy Group, Inc., sold 2,000,000 shares of our common stock.

We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, in September of 2002, we acquired certain technology assets from Previo for an aggregate consideration of $1.1 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term interest-bearing, investment-grade securities.

ITEM 5.    OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of September 30, 2003, Gregory S. Butterfield, President and Chief Executive Officer and a director of Altiris, and Stephen C. Erickson, Vice President, Chief Financial Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2*	Amended and Restated Bylaws of the Registrant currently in effect.

4.1**	Specimen Common Stock Certificate.

4.2B**	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1**	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A**	1998 Stock Option Plan.

10.2B**	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A	2002 Stock Plan, as amended.

10.3B**	Form of Option Agreement under the 2002 Stock Plan.

10.4A	2002 Employee Stock Purchase Plan, as amended.

10.4B**	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A**	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1#!	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2 C	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5B**	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D**†‡	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E**	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5G****	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5H****†	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5F**†	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.6**	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. And Altiris, Inc.

10.6A!	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002

10.6B!	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003

10.6C!	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003

10.7***†	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.
**	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.
***	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.
****	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.
!	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.
†	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.
c	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.
‡	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.
#	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(b)    Reports on Form 8-K

On July 28, 2003, we filed a Current Report on Form 8-K with respect to a press release issued by us discussing our results of operations and financial condition for the second quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: November 12, 2003	/S/ STEPHEN C. ERICKSON

Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)