Form 10-K
period 2003-12-31
ALTIRIS INC
filed 2004-03-15
CIK 1139650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $221,876,046. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of June 30, 2003, the Registrant had 21,547,623 shares of its common stock, $0.0001 par value, issued and outstanding.

There were 26,208,327 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders.

ALTIRIS, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2003

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: operating expenses; the impact of quarterly fluctuations of revenue and operating results; the dependence of our products on the Microsoft Windows market; our expectations concerning our relationships with HP, Dell and Microsoft; levels of software license revenue; future acquisitions of or investments in complementary companies, products or technologies; our expectations concerning relationships with distributors, resellers and systems integrators; levels of capital expenditures; staffing and expense levels; international operations; adequacy of our internal systems to manage our growth; fluctuations in interest rates; effects of current or future legal proceedings; effects of changes in accounting standards; our ability to develop products; and any statements of expectation or belief. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Business” and “Factors That Could Affect Future Results” sections in Items 1 and 7 of this Annual Report on Form 10-K. Altiris, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

Overview

Altiris began operations in 1996 as the software division of KeyLabs Corporation. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002.

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

Industry Background

Businesses increasingly rely on IT to gain a competitive advantage in a constantly changing global business environment. In particular, businesses are leveraging IT to reduce costs, enhance overall productivity and improve customer satisfaction by enabling customers, business partners and employees to receive a broad range of information and services in a timely manner. As a result, efficiently managing IT assets is mission-critical to an organization’s success.

The elevated role of IT, combined with rapid advances in underlying technologies, has resulted in a complex IT environment. The complexity is driven in part by the proliferation of distributed computing systems, lack of adopted standards and the heterogeneity of hardware, software assets and operating environments, including Windows, UNIX, Linux, Macintosh and Palm. A business’s IT infrastructure now is required to integrate multiple layers of networks, operating systems, databases, applications, servers and computing devices and accommodate the increase in remote access over the Internet and extranets.

The mission-critical nature of IT infrastructure, combined with the increase in technological and operational complexity, has made IT assets more difficult and costly to manage. IT professionals are required to service and support a growing number of on-site and remote users with increasingly unique requirements while maintaining knowledge of, and taking advantage of, advances in hardware, software, systems and network technologies. Further, the ongoing need to continuously configure, upgrade, migrate, provision and manage IT assets, and the failure to maintain service levels and infrastructure uptime, can be costly. Indirect costs stemming from downtime, underutilization of IT assets and reduced productivity can be even more costly. In addition, the recent economic downturn and related IT budget constraints have forced businesses to prioritize spending, resulting in the selection of fewer technology vendors, the deployment of technology initiatives only with compelling return on investment and the use of fewer qualified professionals to manage IT assets.

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

Lack of product integration. Many products are designed to address a single or limited set of IT management issues. These point products typically do not integrate easily with existing IT investments or management systems and have difficulty scaling to support infrastructure complexity, the heterogeneity of different operating environments and an increasingly diverse set of user needs.

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

Limited ability to address new technologies. The rapid advancement of hardware and software technologies and the increasing diversity of IT assets have outpaced the ability of many organizations to easily incorporate new technologies into their IT environments. Legacy solutions often are incapable of being extended to address the deployment, management and tracking of new IT assets, while newer products that enable the management of current technologies often do not leverage an enterprise’s existing IT management solutions. These challenges have made it difficult for support personnel to cost-effectively deploy new technologies and manage their impact on the overall IT infrastructure.

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

The Altiris Solution

Our software products and related services provide a comprehensive solution for managing the complete IT lifecycle. Our solution manages IT assets including desktop PCs, portables, handhelds, and servers throughout their lifecycle from procurement to staging, production and retirement. Key features of our solution include:

Comprehensive functionality. Our client management, server management and asset management suites consist of 18 modules that provide comprehensive functionality for managing the critical aspects of the IT lifecycle. These modules enable IT professionals to deploy, migrate, patch and restore software on servers, desktop and notebook computers, and mobile devices. Using our suites or modules, IT professionals can also track performance and diagnostic metrics of hardware and software and determine what IT assets reside in the enterprise. Finally, our suites or modules facilitate end user problem resolution by providing IT professionals with remote access capabilities and allowing them to correct software configuration problems.

Lower total cost of IT ownership. Our solution automates the manual processes associated with initial deployment, system migration, ongoing maintenance, asset management, problem resolution, and migration of software. Our customers can access these capabilities from any Web-browser on a broad range of devices, including desktops, laptops and personal digital assistants, or PDAs. Using our products, customers can increase the productivity of their skilled IT professionals and reduce overall IT costs. In addition, by improving utilization of purchased technology and reducing IT infrastructure downtime, our solution enables our customers to leverage their existing IT assets. As a result, customers can realize a rapid return on their investment in our products and an improved return on their other IT investments.

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

Built upon Microsoft technology and open standards. Our solution utilizes and builds upon leading Microsoft technology and standards, protocols and application programming interfaces. This enables us to provide compatible products with, and extend the functionality of, Microsoft Windows, the most widely used desktop platform. In addition, our products incorporate open Web-based standards, such as HTTP, XML and FTP, simplifying the customization and implementation of our solution across Windows, UNIX, Linux, Macintosh and Palm operating environments.

Strategy

Our objective is to be the leading provider of software and related services for managing the complete IT lifecycle. Our strategy includes the following key elements:

Extend our technology leadership. We intend to leverage our internal development efforts, customer deployments, strategic relationships and acquisitions to extend our technology leadership. In addition, we plan to continue to develop products that utilize current and emerging communications protocols and support a diverse range of computing platforms, including current and future releases of Windows, UNIX, Linux, Java and Microsoft .NET. Our integrated, scalable and Web-based architecture enables us to meet our customers’ changing IT requirements by offering individual modules or integrated suites. We intend to continue to offer leading IT lifecycle management products to support hardware that becomes important to our customers.

Extend our leadership on Windows to other operating environments. Early in our development, we targeted the Windows market because it represented the largest opportunity for our early products. We intend to maintain our position in the dominant Windows market as corporations continue to migrate to Windows XP and other Microsoft-based environments. The underlying architecture of our products facilitates its porting to other operating environments. We have extended our deployment and management solutions from Windows to UNIX and Linux servers as well as other devices. Our flexible, Web-based infrastructure is designed to support the implementation of our product suites and modules in a wide range of computing environments.

Expand our strategic relationships with industry leaders. We plan to extend, enhance and develop relationships with leading technology companies, including desktop, server and handheld computer manufacturers as well as systems integrators, value added resellers (“VARs”) and distributors. We currently have formalized strategic relationships with HP and Dell and an informal strategic relationship with Microsoft. We recently began developing a formal relationship with Fujitsu-Siemens. We believe that these types of relationships will allow us to package and distribute our software products to our partners’ customers, increase sales of our products through joint selling and marketing arrangements and increase our insight into future industry needs. We plan to continue to add new relationships and extend our existing relationships with VARs, OEMs, systems integrators, distributors and industry leading technology companies to further our sales and marketing efforts.

Pursue strategic acquisitions. We have acquired and integrated core technologies from HP, Computing Edge, Tekworks, Previo and Wise Solutions. We intend to opportunistically acquire businesses and technologies that will expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity or broaden our customer base.

Expand our worldwide presence. We believe that international markets present a substantial growth opportunity for us as the worldwide market for IT lifecycle management products continues to grow. We are currently selling our products in Europe, Australia, Asia, Canada, Mexico, South and Central America and Africa and plan to expand our sales, marketing and support functions in those areas by expanding our direct sales force, improving our customer service capabilities and developing relationships with international resellers, distributors and OEMs.

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

Products and Customer Services

Products

We develop, market and support software products designed to allow users to deploy and manage mission critical applications throughout the IT lifecycle on distributed Windows servers, desktop computers, notebook computers and handheld devices, as well as UNIX, Linux, Macintosh, RIM and Palm systems. The following diagram illustrates the phases of the IT lifecycle that our products are designed to address:

Our products are licensed to customers as integrated suites or as separate modules, depending on customer requirements. We believe this scaleable approach to IT lifecycle management enables us to meet the needs of organizations of all sizes. The following table summarizes our primary product suites, their functionality and the individual modules included in each suite:

Suite	Functionality	Modules Included

Client Management	Deployment and configuration management for client and mobile devices	Inventory Solution, Application Metering, Deployment Solution, Patch Management, Software Delivery, Application Management, PC Transplant Pro, Carbon Copy, Web Administrator, Recovery Solution, and Wise Package Studio

Server Management	Deployment and configuration management for servers	Inventory Solution, Deployment Solution, Patch Management, Software Delivery, Application Management, Carbon Copy, Web Administrator, Recovery Solution, Monitor Solution, Site Monitor, and Wise Package Studio

Asset Management	Integrated inventory, fixed asset, contract management, TCO reporting, and incident management	Inventory Solution, Asset Control, Barcode Solution, Contract Management, TCO Management, and Helpdesk Solution

The following table summarizes our target segments and corresponding product offerings:

Target Segment	Module	Functionality

Client & Mobile	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows desktop and notebook computers, Macintosh, and PocketPC and Palm handheld devices

	Application Metering	Application discovery and usage reporting including the ability to restrict usage on Windows desktop and notebook computers

	Deployment Solution	Deploy and configure Windows-based computers, and PocketPC handheld devices

	Patch Management	Automated vulnerability assessment and centralized patch management for Windows desktop and notebook computers

	Software Delivery	Deliver application software to Windows desktop and notebook computers

	Application Management	Application self-healing, conflict analysis, and desired state management for Windows desktop and notebook computers

	PC Transplant Pro	Ability to capture, restore, and migrate Windows PC settings including desktop, network, printer, and application settings

	Carbon Copy	Web-based remote control and access utilities for poorly connected Windows desktop and notebook computers

	Web Administrator	Web-based real-time diagnosis and remediation utilities for Windows desktop and notebook computers

	Recovery Solution	Patented backup and recovery with network and local recovery options for Windows desktop and notebook computers

	Wise Package Studio	Windows application packaging powered by Wise Solutions

Server Management	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows, Linux, and UNIX servers

	Deployment Solution	Deploy and configure Windows and Linux servers using a combination of imaging and scripting

	Patch Management	Automated vulnerability assessment and centralized patch management for Windows servers

	Software Delivery	Deliver application software to Windows, Linux, and UNIX servers

	Application Management	Application self-healing, conflict analysis, and desired state management for Windows servers

	Carbon Copy	Web-based remote control (including a PocketPC viewer) and access utilities for Windows servers

	Web Administrator	Web-based real-time diagnosis and remediation utilities for Windows servers

	Recovery Solution	Patented backup and recovery for Windows servers

	Monitor Solution	Real-time process, performance, and event monitoring for dynamic provisioning and re-provisioning of Windows servers

	Site Monitor	Network availability and response monitoring including network access, port availability, and URL monitoring for Windows, Linux and Linux Servers

	Wise Package Studio	Windows application packaging powered by Wise Solutions

Asset Management	Inventory Solution	Comprehensive hardware, software, and user inventory for clients, handhelds, servers, and network devices

	Asset Control	Extend and customize inventory, define and track fixed assets, record change history, and import/export/link to other data systems, such as, a financial system

	Barcode Solution	Barcode reader support for receiving assets, physical auditing and reconciliation, stock room management, and asset tag labeling

	Contract Management	Define and record contracts for software license, hardware lease, vendor and service level agreement management

	TCO Management	Automated total cost of ownership base lining and reporting

	Helpdesk Solution	Web-based incident management including auto routing, escalation, asset association, service level agreement management, and knowledge management

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

Premium support. We provide additional premium support services. Premium support includes priority telephone support and after-hours support services. We also offer on-site and assigned engineer support, which provides access to an assigned support contact, and standby engagement support, which is designed for large, global enterprise customers.

We provide customer services from our headquarters in Lindon, Utah, and our other support offices located in Norwood, Massachusetts; Plymouth, Michigan; Landau, Germany; Sydney, Australia and Tallinn, Estonia. As of December 31, 2003, we had 102 customer services personnel worldwide. We intend to hire additional customer services personnel and establish new support sites to meet our customers’ needs.

Customers

As of December 31, 2003, we had licensed our products to more than 11,000 customers in a broad range of industries, including communications, energy, financial/consulting services, healthcare/pharmaceuticals, information technology, insurance and manufacturing/retail. The number of customers who purchased more than $100,000 of our software licenses and services increased from 26 to 80 for the years ended December 31, 2001 and December 31, 2002, respectively. For the year ended December 31, 2003, 167 customers purchased more than $100,000 of our software licenses and services.

Strategic Relationships

An important element of our strategy is to establish relationships with third parties to assist us in developing, marketing, selling and implementing our products. This approach enhances our ability to expand our product offerings and customer base and to enter new markets, while seeking to increase the number of qualified personnel available to implement and support our products. We have established the following types of strategic relationships:

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

For example, we have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with an HP line of servers. This agreement continues to strengthen our position in the server market. Under a separate agreement, HP has licensed to us certain of its technology for integration into the HP Client Manager Software module. In addition, we have an agreement with HP to provide management solutions for HP thin clients. We are currently engaged in discussions with HP to further combine Altiris and HP technologies to help extend the functionality and value of HP’s products.

In addition, we work with Microsoft to facilitate our ability to build software products that tightly integrate with Microsoft products. We have several Altiris employees working to facilitate the compatibility of our current and future Microsoft-based products with Microsoft technology as well as to coordinate our sales and marketing efforts with the Microsoft product groups and field organizations.

OEMs, distributors and VARs. Building upon our established relationship with Dell, we entered into an agreement in May 2002 by which we granted to Dell a nonexclusive license to distribute certain of our software products. Recently, our product offering through this agreement has been expanded to include our Recovery Solution software. Dell accounted for approximately 8% of our revenue in 2002 and 15% of our revenue in 2003.

In addition, we use a variety of distributors to distribute our software products to our VAR and reseller channel partners. We also offer channel partner programs that provide sales and technical training, technical support and priority communications to qualified VARs regarding our new products, promotions, pricing and sales tools. In particular, the Altiris Business Partner program requires that each VAR have at least one systems engineer who is certified as an Altiris Certified Engineer. Through this program, we have agreements with more than 70 Altiris Business Partners throughout North America. In addition, we have over 300 resellers in North America who have registered through our Web site to distribute our products. We also have over 130 international VARs and resellers in over 40 countries that deliver our products and related services.

We also have a license and distribution agreement with HP under which HP distributes certain of our products to customers directly or through HP’s distributors and resellers. Recently, our product offering through this agreement has been expanded to include our Deployment Solution software for HP’s thin client and our Recovery Solution software for HP’s business desktops and notebooks. HP accounted for 30% of our revenue in 2002 and 27% of our revenue in 2003.

Systems integrators. We work with a number of firms providing systems integration services that have selected our products as a component of delivering services to their customers. Accenture, CompuCom Systems, Inc., CSC, Dell Consulting Services, EDS, GE ITS, Getronics, HP, IBM Global Services, Northrop Grumman, SAIC, Syntegra and Unisys have used our products in delivering services. We are also pursuing relationships with other systems integrators. These firms complement our internal consulting teams with a substantial network of expertise, as well as the ability to lead large and complex projects.

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

Common services. Our product architecture includes common services that are utilized by individual modules. Support for Microsoft Active Directory enables modules to discover machines, users, groups and group membership and to link solution policies with policies defined in the Active Directory. Notification policies automate detection and correction of problems, or alert administrators to problems that require manual intervention. A built in alert manager with wireless handheld interface enables workers to share critical status information and for management to track and manage the resolution of problems that require manual intervention. Notification policies include a number of built-in handlers including database logging, SNMP trap forwarding, e-mail and pager support, Web report creation and e-mail distribution.

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

Agent. Our agent supports real-time systems as well as sometimes-connected mobile users. Our agent uses Web-based protocols for communications and supports bandwidth throttling, checkpoint recovery, delta distribution and network block-out. Bandwidth throttling limits network resource usage and preserves bandwidth for business critical operations. Checkpoint recovery permits failed software distributions to restart from the point of interruption, which ensures data is communicated only once from source to destination. Delta distribution saves network bandwidth by forwarding only changes from source to destination. Network block-out prohibits software distribution or all management activity to preserve bandwidth during business hours. For mobile users, our agent will resume communications from the nearest, fastest network resource. For example, a mobile user can begin a software distribution in the California office, shutdown the PC, and resume in the Boston office.

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

Connectors. Our native integration with SMS extends SMS management functions for Windows such as deployment and migration, and extends the reach of SMS to other non-Windows platforms such as UNIX/Linux, Macintosh and Palm. Our growing list of connectors for third-party products includes HP OpenView, HP Systems Insight Manager, Remedy Help Desk, and Microsoft Active Directory. Connectors can reduce the cost of system integration projects, and can enable customers to leverage existing business processes.

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

Sales and Marketing

Sales. We sell and market our IT lifecycle management products and services primarily through VARs, distributors, OEMs, systems integrators, online sales and our direct sales force. As of December 31, 2003, we had 204 sales and marketing employees, including pre-sales technical support personnel. These sales people are located in major metropolitan areas in the United States such as Atlanta, Austin, Boston, Chicago, Dallas, Detroit, Ft. Lauderdale, Houston, Indianapolis, Los Angeles, Miami, Minneapolis, Newark, New York, San Diego, San Francisco, Seattle, St. Louis, and Washington D.C. We also have sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom. Also supporting these efforts are 102 customer services and support personnel. The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 16% of our revenue in 2001, 20% of our revenue in 2002 and 33% of our revenue in 2003. We plan to continue to expand our direct sales force in the Americas, the Asia Pacific region, and in the Europe, Middle East and Africa region, or EMEA. We currently target senior executives, especially chief information officers, for our large, enterprise-wide sales and directors or project managers in IT departments for our module sales. Typically, our sales process will include an initial sales presentation, a product demonstration, a product evaluation period and a purchase process.

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

Research and Development

Our research and development organization is responsible for the design, development and release of our products, documentation and product management. We have made substantial investments in research and development. As of December 31, 2003, we had 229 employees in our research and development group, which is organized into sub-groups focused on development, quality assurance, product management, documentation and localizing products for non-English environments. Members from each discipline also form separate product teams that work closely with sales, marketing and customer support to better address market needs and user requirements.

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

Competition

The market for IT lifecycle management software is highly fragmented, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Consolidation among companies competing in the systems management market adds complexity to the dynamic nature of the market. Other vendors focusing on multiple aspects of IT lifecycle management include Computer Associates, HP, Microsoft and IBM (Tivoli). Our strategy with respect to the offerings of IT lifecycle management software vendors is not to displace them, but instead to add value by developing and marketing software solutions that extend, enhance and complement their solutions. Other competitors with respect to various phases of IT lifecycle management include InstallShield, LANDesk, Marimba, Novadigm (subject to its pending acquisition by HP), Novell, Peregrine Systems, Symantec, and Tally Systems.

We compete primarily on the following bases:

•	software functionality;

•	ease of use and installation;

•	cost benefit of our products; and

•	integration with IT lifecycle management products, including Microsoft SMS and HP OpenView.

We may face future competition in the IT lifecycle management market from large, established companies, such as Microsoft, as well as from emerging companies. Barriers to entry in the lifecycle management market are relatively low, new software products are frequently introduced and existing products are continually enhanced. In addition, we believe that consolidation in our markets is likely to continue, which could lead to increased price competition and other forms of competition. Established companies may develop their own competitive products, but may also acquire or establish cooperative relationships with our current or future competitors, including cooperative relationships between larger, established and smaller public and private companies.

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

We provide our software products to customers pursuant to license agreements that impose restrictions on use. These license agreements are primarily in the form of shrink-wrap or click-wrap licenses, which are not negotiated with or signed by our end user customers and purport to take effect upon downloading, installing or using the software. In some jurisdictions, these measures may afford only limited protection of our intellectual property and proprietary rights associated with our products. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our products, technology or business plans. Despite our efforts to protect our proprietary rights through license and confidentiality agreements, unauthorized parties may still attempt to copy or otherwise obtain and use our products and technology. In addition, we conduct business internationally, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

We have also licensed certain technology from HP for integration into our HP Client Manager module. This license agreement had an initial term that expired in February 2002, which automatically renewed for a six-month period, and which will continue to automatically renew for six-month periods unless terminated by HP upon three months notice. We also license other third-party technologies to enhance our products. Failure to license, or the loss of any license of, technologies could result in development or shipment delays until equivalent software is identified, licensed and integrated or developed by us.

Trademarks

As of December 31, 2003, we owned 20 United States trademark registrations, including Altiris, Inventory Solution, PC Transplant, RapidDeploy, RapidInstall, and Wise Solutions. Altiris is also a registered trademark in other countries. We also own a perpetual license to use the registered trademark, Carbon Copy, which is a registered trademark of Altiris in some foreign jurisdictions. We have several other trademarks and are actively pursuing trademark registrations in several foreign jurisdictions. All other trademarks, trade names or service marks appearing in the Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed purusant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.altiris.com, as soon as reasonably practicable aftersuch reports are electronically filed with the Securities and Exchange Commission.

Recent Events

On December 1, 2003, we acquired Wise Solutions, Inc., a privately held company located in the State of Michigan, in a combined cash and stock transaction pursuant to which we agreed to pay $31.5 million in cash and issue 348,794 shares of our common stock to the former shareholders of Wise Solutions. A portion of the consideration has been placed in escrow to satisfy certain indemnification obligations of the former shareholders of Wise Solutions.

Employees

As of December 31, 2003, we had 600 employees, including 204 in sales and marketing, 102 in customer services and support, 229 in research and development and 65 in general administration. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers

The following table sets forth information with respect to our executive officers:

Name	Age	Position
Gregory S. Butterfield	44	President and Chief Executive Officer
Stephen C. Erickson	47	Vice President, Chief Financial Officer
Dwain A. Kinghorn	38	Vice President, Chief Strategy and Technology Officer
Michael R. Samuelian	45	Vice President, Sales
Jan E. Newman	43	Vice President, Corporate Development
Poul E. Nielsen	45	Vice President, Marketing and Product Strategy

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

Jan E. Newman, one of our founders, served as a director of Altiris since August 1998 until February 2002 and as our Vice President, Corporate Development since January 2002. From May 2000 to December 2001, Mr. Newman served as Vice President, Business Development for Canopy, a management and resource company. From August 1998 to February 2000, Mr. Newman served as President and Chief Executive Officer of Altiris. From January 1996 to August 1998, Mr. Newman served as President and Chief Executive Officer of KeyLabs, an independent software quality and e-commerce testing company.

Poul E. Nielsen has served as our Vice President, Marketing and Product Strategy since April 2003. Prior to that, Mr. Nielsen served as our Vice President, Product Strategy from October 2000. Before joining Altiris, Mr. Nielsen served as President and Chief Operating Officer of Computing Edge Corporation from January 1999. Mr. Nielsen served as Assistant Vice President, Research & Development for Computer Associates, from August 1996 to January 1999. From February 1981 to August 1996, Mr. Nielsen held software development, management, and technical director positions with Digital Equipment Corporation, focusing on distributed systems management.

ITEM 2.	Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located in our headquarters facility in Lindon, Utah. We currently occupy approximately 63,000 square feet of office space in the Lindon facility under the terms of an operating lease expiring in December 2006. This facility should be adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in Australia, Estonia, France, Germany, Massachusetts, New Mexico, Michigan, the Netherlands, Singapore, Sweden and the United Kingdom.

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

In June 2003, InstallShield Software Technologies, Inc., or InstallShield, filed suit against Wise Solutions, in the United States District Court for the Northern District of Illinois Eastern Division. In December 2003, we acquired Wise Solutions by means of a merger transaction, with Wise Solutions becoming our wholly owned subsidiary. InstallShield claims that its suit arises out of a criminal investigation of Wise Solutions conducted by the U.S. Attorney and FBI, which investigation has not resulted in any criminal charges and we believe is no longer being actively conducted, but which has not been formally concluded. We believe the investigation concerns the same facts and circumstances upon which the civil suit is based.

InstallShield claims, among other things, that Wise Solutions violated copyright, computer fraud and trade secret laws by improperly accessing and downloading certain InstallShield documents and materials via the Internet from an FTP server used by InstallShield. InstallShield requests statutory and compensatory damages and injunctive relief. In response, Wise Solutions has admitted accessing and downloading some publicly available documents and information from InstallShield’s FTP server, but has denied any liability under applicable law.

In March 2004, InstallShield amended its complaint to add former officers and certain employees of Wise Solutions as co-defendants in the suit. Although we have not formed an opinion as to the likely outcome of these proceedings, we do not believe that an adverse ruling would have a material effect on our overall results of operations or financial condition, in part due to contractual protections, including indemnification and escrow provisions.

We are involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” we make a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in our opinion, the ultimate disposition of these matters will not have a material adverse effect on our results of operations or financial position.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “ATRS” since our initial public offering in May 2002. The following table sets forth, for the periods indicated, the intra-period high and low closing sales prices reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2003:
Fourth Quarter	$36.48	$26.41
Third Quarter	27.08	16.77
Second Quarter	21.25	12.24
First Quarter	14.97	10.85
Fiscal Year Ended December 31, 2002:
Fourth Quarter	15.92	9.17
Third Quarter	11.33	5.07
Second Quarter (beginning May 23, 2002)	8.87	4.90
First Quarter	n/a	n/a

As of March 10, 2004, there were 26,208,327 shares of our common stock issued and outstanding and held by approximately 48 stockholders of record.

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

We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, in September of 2002, we acquired certain technology assets from Previo, Inc. for an aggregate consideration of $1.1 million; in December 2003, we acquired Wise Solutions, Inc. for approximately $31.5 million plus shares of our common stock; and in March 2004, we acquired FSLogic Inc. for approximately $0.9 million plus shares of our common stock. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term interest-bearing, investment-grade securities.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Insider Trading Policy, as amended, allows our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of our common stock or trading of our common stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of December 31, 2003, Gregory S. Butterfield, President and Chief Executive Officer and a director of the Company, and Stephen C. Erickson, Vice President and Chief Financial Officer, were the only executive officers of Altiris who had Rule 10b5-1 trading plans in effect. We believe that additional directors, officers and employees may establish such programs in the future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

On December 2, 2003, we issued a total of 348,794 shares of unregistered Altiris common stock to former shareholders of Wise Solutions, in connection with our acquisition of Wise Solutions. These shares were valued at $28.67 per share. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included in Items 7 and 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Software	$2,985	$6,653	$20,632	$38,095	$64,787
Services	583	3,377	13,819	24,781	34,552

Total revenue	3,568	10,030	34,451	62,876	99,339

Cost of revenue:
Software	734	920	5,897	2,689	1,833
Services	107	870	3,644	6,880	10,970

Total cost of revenue	841	1,790	9,541	9,569	12,803

Gross profit	2,727	8,240	24,910	53,307	86,536

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $0, $932, $618, $1,458 and $757, respectively)	4,835	7,870	17,682	28,187	39,035
Research and development (exclusive of stock-based compensation of $0, $216, $112, $309 and $136, respectively)	1,592	3,246	9,733	16,297	24,264
General and administrative (exclusive of stock-based compensation of $9, $497, $374, $857 and $429, respectively)	774	1,528	4,786	6,765	7,960
Stock-based compensation	9	1,645	1,104	2,624	1,322
Amortization of intangible assets	—	104	350	46	262
Write-off of in-process research and development	—	—	—	—	910
Write-down of intangible assets	—	—	788	—	—

Total operating expenses	7,210	14,393	34,443	53,919	73,753

Income (loss) from operations	(4,483)	(6,153)	(9,533)	(612)	12,783
Other income (expense), net	(404)	(390)	(616)	1,152	3,187

Income (loss) before income taxes	(4,887)	(6,543)	(10,149)	540	15,970
Provision for income taxes	—	—	(62)	(626)	(1,952)

Net income (loss)	$(4,887)	$(6,543)	$(10,211)	$(86)	$14,018

Dividends related to preferred shares	—	—	—	(13,781)	—

Net income (loss) attributable to common stockholders	$(4,887)	$(6,543)	$(10,211)	$(13,867)	$14,018

Other comprehensive income (loss):
Net income (loss)	$(4,887)	$(6,543)	$(10,211)	$(86)	$14,018
Foreign currency translation adjustments	—	—	(3)	(57)	7
Unrealized gain (loss) on available-for-sale securities	—	—	—	143	(32)

Comprehensive income (loss)	$(4,887)	$(6,543)	$(10,214)	$—	$13,993

Basic net income (loss) per common share	$(0.66)	$(0.81)	$(1.14)	$(0.89)	$0.62

Diluted net income (loss) per common share	$(0.66)	$(0.81)	$(1.14)	$(0.89)	$0.58

Shares used to compute basic net income (loss) per common share	7,404	8,093	8,989	15,532	22,787

Shares used to compute diluted net income (loss) per common share	7,404	8,093	8,989	15,532	24,054

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$44	$629	$1,023	$46,674	$61,581
Working capital (deficit)	(187)	(3,218)	(8,071)	65,353	130,704
Total assets	1,294	8,550	12,945	89,833	210,787
Long-term debt and capital lease obligations	6,818	11	900	780	818
Total stockholders’ equity (deficit)	(6,659)	759	(5,744)	65,918	166,850

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Altiris is a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our IT lifecycle management solutions address the challenges of IT deployment and migration, software delivery and operations management, inventory tracking and asset management, and server provisioning and management through scalable and integrated software products. We have grown our revenue from $1.9 million in 1998 to $99.3 million in 2003.

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

From inception through 2001, our operations were primarily funded through borrowings and equity investments from The Canopy Group, Inc., or Canopy, a principal stockholder at the time. Through February 2002, we had a revolving credit facility with Canopy. In February 2002, we completed a private placement of preferred stock for net proceeds of $21.2 million. Additionally, in February 2002 Canopy exercised a warrant to purchase shares of our common stock for proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. The Series C non-voting preferred stock subsequently converted into Class B non-voting common stock at the completion of our initial public offering. In May of 2002, we completed our initial public offering of 5,000,000 shares of common stock at a price per share of $10.00, with net proceeds, after underwriting discounts and commissions and direct offering costs, of approximately $43.8 million. The Class B non-voting common stock automatically converted into voting common stock in May 2003. In August 2003, we completed a follow-on public offering of 3,750,000 shares of our common stock and realized net proceeds from the offering of $66.0 million.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge for total consideration of $3.8 million, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks for total consideration of $0.8 million, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq’s Carbon Copy technology for total consideration of $3.6 million, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, for total consideration of $1.1 million, which added system back-up and recovery technology to our product offerings. In December 2003, we acquired Wise Solutions, for total consideration of $43.7 million, which added enterprise application packaging to our product offerings. In March 2004, we acquired FSLogic Inc., for total consideration of $1.8 million, which file system layering technology that enhances our application management capabilities.

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

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 33% of our total revenue in 2003, 20% of our total revenue in 2002 and 16% of our total revenue in 2001. As of December 31, 2003, we had sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom.

Revenue recognition

We recognize revenue in accordance with Statement of Position 97-2, or SOP 97-2, as modified by SOP 98-9. SOP 97-2, as modified, which requires revenue earned on software arrangements involving multiple elements such as software products, AUP, technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of December 31, 2003, we had $26.0 million of deferred revenue.

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

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	impairment of long-lived assets; and

•	valuation allowances against deferred income tax assets.

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. Additionally, the assessment that services are not essential to the functionality of the software may change depending on our mix (between services and software products) of future arrangements. Further implementation guidelines relating to SOP 97-2 and related modifications as well as new pronouncements may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

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

In connection with the acquisitions of the assets of Computing Edge, Tekworks, Previo, Wise Solutions, and the Carbon Copy technology, we recorded $47.9 million of intangible assets consisting of intellectual property, customer lists, core technology, trademark and trade name, non-compete agreements, and goodwill. Trademark and trade name and goodwill have indefinite lives. We evaluate goodwill for impairment, using a fair value based analysis, at least annually. The identifiable intangible assets are generally amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value. During the year ended December 31, 2001, we determined that certain of the intangible assets were impaired as a result of competitor product releases and other changes in our operations. As a result, we recorded a $2.5 million impairment write-down of intangible assets based on our estimates of future cash flows. Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-off could have been materially different than the $2.5 million recorded.

We provided a valuation allowance of $5.9 million and $11.5 million against our entire net deferred tax assets as of December 31, 2003 and 2002, respectively. The valuation allowance was recorded given the losses we have incurred through December 31, 2003 and the uncertainties regarding our future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, and released the valuation allowance, a deferred tax provision benefit of $0 and $5.4 million would have been recorded in 2003 and 2002, respectively. The remaining benefit associated with a release of valuation allowance would be attributable to stock option tax deductions and recorded as an increase to additional paid-in-capital. We will continue to evaluate the evaluation allowance and in 2004 we may eliminate some or all of the valuation allowance if and as we continue to operate at a profit.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $9.5 million as of December 31, 2003.

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

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the years ended December 31, 2001, 2002, and 2003:

	Year Ended December 31,
	2001	2002	2003
Revenue:
Software	60%	61%	65%
Services	40	39	35

Total revenue	100	100	100

Cost of revenue:
Software	17	1	1
Amortization of acquired intellectual property	—	3	1
Services	11	11	11

Total cost of revenue	28	15	13

Gross profit	72	85	87

Operating expenses:
Sales and marketing	52	45	39
Research and development	28	26	24
General and administrative	14	11	8
Stock-based compensation	3	4	1
Amortization of intangible assets	1	—	1
Write-off of in-process research and development	—	—	1
Write-down of intangible assets	2	—	—

Total operating expenses	100	86	74

Income (loss) from operations	(28)	(1)	13
Other income (expense), net	(2)	2	3
Provision for income taxes	—	(1)	(2)

Net income (loss)	(30)%	—%	14%

Dividends related to preferred shares	—%	(22)%	—%

Net income (loss) attributable to common stockholders	(30)%	(22)%	14%

Comparison of Years Ended December 31, 2003 and 2002

Revenue

Our total revenue increased from $62.9 million for the year ended December 31, 2002 to $99.3 million for the year ended December 31, 2003, representing growth of 58%. Revenue from customers outside of the United States increased from $12.8 million for the year ended December 31, 2002 to $33.2 million for the year ended December 31, 2003, representing growth of 160%. Sales to HP accounted for 30% of our total revenue for the year ended December 31, 2002 and 27% of our total revenue for the year ended December 31, 2003. Sales to Dell accounted for 8% of our total revenue for the year ended December 31, 2002 and 15% of our total revenue for the year ended December 31, 2003. Sales to Ingram Micro accounted for 10% of our total revenue for the year ended December 31, 2002 and 4% of our total revenue for the year ended December 31, 2003.

Software. Our software revenue increased from $38.1 million for the year ended December 31, 2002 to $64.8 million for the year ended December 31, 2003, representing growth of 70%.

Services. Services revenue increased from $24.8 million for the year ended December 31, 2002 to $34.6 million for the year ended December 31, 2003, representing growth of 39%. The $9.8 million increase was primarily due to $8.3 million of new and renewed AUP associated with the increase in software license revenue, a $4.2 million increase in consulting and training revenue, offset by a $2.9 million decrease in revenue from the MMS conference.

Cost of revenue

Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $2.7 million for the year ended December 31, 2002 to $1.8 million for the year ended December 31, 2003, representing a decrease of 32%. This change was due to a decrease in amortization of acquired intellectual property from $1.8 million in 2002 to $0.8 million in 2003. The decrease in amortization of acquired intellectual property is primarily due to the acquired Computing Edge intellectual property being fully amortized during the first quarter of 2002. Excluding amortization of acquired intellectual property and the write-down of acquired intellectual property, cost of software revenue represented 2% of software revenue for the years ended December 31, 2002 and 2003. Cost of software revenue, excluding amortization of acquired intellectual property, as a percentage of software revenue is expected to remain relatively consistent.

Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS conference. Our cost of services revenue increased from $6.9 million for the year ended December 31, 2002 to $11.0 million for the year ended December 31, 2003, an increase of 59%. The increase was primarily due to an increase of $5.6 million in professional service costs associated with the increase in related consulting and training revenue, offset by a $1.6 million decrease in the costs associated with the 2003 MMS conference as compared to the 2002 MMS conference. Cost of services revenue represented 28% of services revenue for the year ended December 31, 2002 and 32% of services revenue for the year ended December 31, 2003. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $28.2 million for the year ended December 31, 2002 to $39.0 million for the year ended December 31, 2003, an increase of 38%. The increase was primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 160 employees at December 31, 2002 to 306 employees at December 31, 2003. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 45% of total revenue for the year ended December 31, 2002 and 39% of total revenue for the year ended December 31, 2003. The decrease primarily was due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing and expanding our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2004 as we increase our sales and marketing efforts. However, we expect sales and marketing expense as a percentage of total revenue to decline over time.

Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $16.3 million for the year ended December 31, 2002 to $24.3 million for the year ended December 31, 2003, an increase of 49%. The increase was primarily due to additional expenses resulting from the acquisition of certain assets of Previo and Wise Solutions and from expenses associated with the hiring of additional personnel, which together with research and development personnel added as a result of the acquisition, resulted in an increase from 176 employees at December 31, 2002 to 229 employees at December 31, 2003. Research and development expense represented 26% of total revenue for the year ended December 31, 2002 and 24% of total revenue for the year ended December 31, 2003. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2004. However, we expect research and development expense as a percentage of total revenue to decline over time.

General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $6.8 million for the year ended December 31, 2002 to $8.0 million for the year ended December 31, 2003, an increase of 18%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and costs associated with being a public company. General and administrative personnel increased from 41 employees at December 31, 2002 to 65 employees at December 31, 2003. General and administrative expense represented 11% of total revenue for the year ended December 31, 2002 and 8% of total revenue for the year ended December 31, 2003. We expect that general and administrative expense will continue to increase to support our growth and due to costs associated with being a public company. However, we expect general and administrative expense as a percentage of total revenue to decline over time.

Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $2.6 million for the year ended December 31, 2002 and $1.3 million for the year ended December 31, 2003. As of December 31, 2003, we have a remaining balance of $0.9 million of deferred compensation of which we expect to amortize approximately $0.2 million per quarter during 2004.

Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge, Previo, and Wise Solutions acquisitions, excluding intellectual property. Amortization of intangible assets increased from $46,000 for the year ended December 31, 2002 to $262,000 for the year ended December 31, 2003. The increase is primarily due to the $221,000 amortization related to the Wise Solutions acquisition. As discussed in Liquidity and Capital Resources, the investment in the Previo technology will result in approximately $0.2 million of amortization in the quarter ended March 2004, and the investment in the Wise Solutions technology will result in approximately $0.8 million of amortization each quarter through 2004.

Write-off of in-process research and development. Write-off of in-process research and development of $910,000 relates to acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Such in-process technology was acquired in the Wise Solutions acquisition in December 2003.

Other income (expense), net. Other income (expense), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $1.2 million for the year ended December 31, 2002, which consists primarily of interest income and foreign currency transaction gains, offset by interest expense. We had other income of $3.2 million for the year ended December 31, 2003, which consists primarily of interest income and foreign currency transaction gains offset by interest expense.

Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $0.6 million in 2002 and $2.0 million in 2003. As of December 31, 2003, we had $21.9 million of net operating loss carryforwards for United States federal income tax purposes.

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

Services. Our cost of services revenue increased from $3.6 million for the year ended December 31, 2001 to $6.9 million for the year ended December 31, 2002, an increase of 92%. The increase was primarily due to a $1.2 million increase in the costs associated with the 2002 MMS conference as compared to the 2001 MMS conference and an increase of $2.0 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 26% of services revenue for the year ended December 31, 2001 and 28% of services revenue for the year ended December 31, 2002.

Operating expenses

Sales and marketing. Sales and marketing expense increased from $17.7 million for the year ended December 31, 2001 to $28.2 million for the year ended December 31, 2002, an increase of 59%. The increase was primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 106 employees at December 31, 2001 to 160 employees at December 31, 2002. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 52% of total revenue for the year ended December 31, 2001 and 45% of total revenue for the year ended December 31, 2002. The decrease primarily was due to economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base.

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

General and administrative. General and administrative expense increased from $4.8 million for the year ended December 31, 2001 to $6.8 million for the year ended December 31, 2002, an increase of 42%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and costs associated with being a public company. General and administrative personnel increased from 32 employees at December 31, 2001 to 41 employees at December 31, 2002. General and administrative expense represented 14% of total revenue for the year ended December 31, 2001 and 11% of total revenue for the year ended December 31, 2002.

Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $1.1 million for the year ended December 31, 2001 and $2.6 million for the year ended December 31, 2002. As of December 31, 2002, we have a remaining balance of $2.3 million of deferred compensation.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In May 2000, Canopy converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock through a private offering for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to Canopy upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock automatically converted into voting common stock in May 2003. In August 2003, we completed a follow-on offering of 3,750,000 shares of our common stock and realized net proceeds from the offering of $66.0 million.

Our operating activities provided $24.9 million and $9.3 million of cash during the year ended December 31, 2003 and 2002, respectively. Cash provided by operating activities in 2003 consisted primarily of net income of $14.0 million, adjusted for $3.2 million of depreciation and amortization, $1.4 million of stock-based compensation, a $2.6 million provision for doubtful accounts and other allowances, $1.2 million of a reduction in income taxes payable as a result of stock option exercises, $0.2 million gain on sale of available-for-sale securities, and a $0.9 million write-off of in-process research and development. Changes in operating assets and liabilities provided $1.8 million of cash during 2003 consisting primarily of a $10.7 million increase in deferred revenue, 2.7 million increase in accrued salaries and benefits, offset by a $10.7 million increase in accounts receivable. Net cash provided by operating activities in 2002 consisted primarily of the net loss of $86,000, adjusted for $3.2 million of depreciation and amortization, $2.6 million of stock-based compensation, and a $1.5 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $1.8 million of cash during 2002.

Accounts receivable increased from $11.9 million as of December 31, 2002 to $23.5 million as of December 31, 2003. Accounts receivable increased at a higher rate than revenue as of December 31, 2003 primarily due to large sales during the last month of the period with payment not then due. Deferred revenue increased from $14.0 million as of December 31, 2002 to $26.0 million as of December 31, 2003.

Investing activities used $77.8 million and $27.9 million of cash during the years ended December 31, 2003 and 2002, respectively. Cash used by investing activities during 2003 consisted of $75.4 million in purchases of available-for-sale securities, $1.5 million for purchases of property and equipment, and $31.9 million for asset acquisitions, offset by $30.9 million in dispositions of available-for-sale securities. Cash used in investing activities during 2002 primarily consisted of $26.3 million to acquire available-for-sale investments, $1.0 million for asset acquisitions, and $0.8 million of purchases of property and equipment, offset by $0.2 million in dispositions of available-for-sale securities.

Financing activities provided $68.7 million and $64.7 million of cash in 2003 and 2002, respectively. During 2003, we received $69.9 million of cash from the issuance of common shares of stock upon the issuance of 3,750,000 shares of our common stock in the follow-on offering, net of issuance costs, and in the exercise of stock options, offset by $1.2 million of payments on notes payable and capital lease obligations. The cash provided by financing activities during 2002 consisted primarily of $69.0 million of cash from the issuance of common and preferred shares of stock, net of issuance costs, offset by $4.3 million of payments on notes payable and capital lease obligations.

As of December 31, 2003, we had stockholders’ equity of $166.9 million and working capital of $130.7 million. Included in working capital is deferred revenue of $21.6 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	After 3 years
Capital lease obligations	$1,826	$1,008	$818	$—
Operating leases	8,248	2,877	5,344	27

Total contractual obligations	$10,074	$3,885	$6,162	$27

As of December 31, 2003, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

Recently issued accounting pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” or SFAS 143. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 requires the capitalization of asset retirement costs as part of the total cost of the related long-lived asset and the depreciation of this cost over the corresponding asset’s useful life. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, or FIN 45. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN46R. FIN46R clarifies the application of ARB No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN46R (a) clarified some requirements of the original FIN46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004. Under these guidelines, we will adopt FIN46R in the first quarter of fiscal 2004. The adoption of this interpretation is not expected to have a material effect on our business, results of operations, financial position, or liquidity.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material effect on our financial position and results of operations.

Factors That Could Affect Future Results

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have limited operating experience, have only recently become profitable and may not be able to maintain or increase our profitability. If we cannot maintain or increase profitability, our stock price could decline.

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although quarterly revenues have continued to increase in recent quarters, it was not until the fourth quarter of 2002 that we were profitable under accounting principles generally accepted in the United States of America, or GAAP, and we may not realize sufficient revenue to maintain or increase profitability in future periods. As of December 31, 2003, we had an accumulated deficit of $9.5 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology and products, increase our services capabilities, expand our distribution channels, increase our sales and marketing activities, integrate acquired technologies, businesses and personnel, and expand our United States and international operations. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from maintaining or increasing profitability and, as a result, our stock price could decline. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or our strategic partners;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services; and

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere.

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

Microsoft has delivered expanded offerings in the systems management software market that compete with our products. Microsoft has also announced its intention to continue to deliver expanded offerings in the systems management software market that may compete with our products. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business may be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that compete with our products may delay their buying decisions and limit our ability to increase market penetration and grow our business.

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

We have generated a substantial portion of our revenue as a result of our relationships with Hewlett-Packard Company, or HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 30% of our revenue in 2002 and approximately 27% of our revenue in 2003. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed.

In addition, HP recently announced a number of acquisitions of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings through acquiring companies in our market, our ability to expand our relationship with HP could be limited. If our HP customer base perceives that such acquisitions adversely affect our relationship with HP, our ability to grow our HP customer business could be adversely affected.

Any deterioration in our overall relationship with HP would harm our business and adversely affect our ability to develop, market and sell our products, grow our revenue or sustain profitability.

If we do not continue to execute on our relationship with Dell, our ability to market and sell our products through Dell will be limited and a substantial revenue source will be impaired or eliminated.

An important part of our future operating results will depend on our relationship with Dell, Inc., or Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 8% of our revenue in 2002 and 15% of our revenue in 2003. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

We face strong competitors that have greater market share than we do and pre-existing relationships with our potential customers, and if we are unable to compete effectively, we might not be able to achieve sufficient market penetration to sustain profitability.

The market for IT lifecycle management products and services is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. For example, in recent periods, Microsoft has expanded its product offerings in the systems management market and we expect Microsoft to continue to expand its presence in this market. We may not have the resources or expertise to compete successfully in the future. Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. If our competitors maintain significant market share, we might not be able to achieve sufficient market penetration to grow our business, and our operating results could be harmed.

There has been consolidation in our markets, which we believe will continue and could lead to increased price competition and other forms of competition. Established companies such as HP and Symantec have recently acquired companies that compete in our markets and may continue to acquire or establish cooperative relationships with our other competitors. Such established companies may also develop or expand upon their own systems management software. In addition, we may face competition in the future from large established companies, as well as from emerging companies, that have not previously entered the market for IT lifecycle management software or that currently do not have products that directly compete with our products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

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

Our growth is dependent on, among other things, market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. As part of our strategy, we intend to continue to make investments in or acquire complementary companies, product lines, technologies and personnel. We have acquired and integrated technologies from HP, Computing Edge, FSLogic, Previo, Tekworks and Wise Solutions. Acquisitions involve a number of difficulties and risks to our business, including, but not limited to, the following:

•	potential adverse effects on our operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense, increased compensation expense resulting from newly hired employees, and other expenses associated with integrating new technologies, personnel and business operations;

•	failure to integrate acquired technologies with our existing products and technologies;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns;

•	disruption of our ongoing business;

•	potential loss of the acquired company’s customers;

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	failure to successfully further develop the acquired company’s technology, resulting in the impairment of amounts capitalized as intangible assets;

•	diminishing the value of the Altiris brand or reputation if an acquisition is not successful; and

•	unanticipated costs and liabilities, including significant liabilities that may be hidden or not reflected in the final acquisition price.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that would be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs, and restructuring and other related expenses; or

•	become subject to litigation.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our indirect sales channels generated approximately 73% of our revenue in 2002 and approximately 82% of our revenue in 2003. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, original equipment manufacturers, or OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection, or AUP. Sales to existing customers represented 56% of our revenue in 2002 and 69% of our revenue in 2003. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

We have experienced delays in developing new versions and updating releases of our products, including our recent release of the Altiris 6.0 infrastructure product, and may experience similar or more significant product delays in the future. To date, none of these delays has materially harmed our business. If we are unable, for technological or other reasons, to develop and introduce new and improved products or enhanced versions of our existing products in a timely manner, our business and operating results could be harmed. Difficulties in product development, product localization or integration of acquired or licensed technologies could delay or prevent the successful introduction, marketing and delivery of new or improved products to our customers, damage our reputation in the marketplace and limit our growth.

If we fail to manage effectively the significant growth in our business, then our infrastructure, management and resources might be strained and our ability to manage our business could be diminished.

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998 in two offices worldwide, to 600 employees as of December 31, 2003 in 15 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. Our failure to implement or maintain internal systems that enable us to effectively manage our growth, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

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

Our business and operating results are subject to the effects of changes in general economic conditions. Although there are indications that economic conditions are improving, at least in the United States, we are still experiencing the effect of the recent severe downturn in the worldwide economy and we are uncertain as to future economic conditions. This uncertainty persists because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, concerns about global recession, war and additional acts of terrorism may continue to impact global economies negatively. If these concerns continue or worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

We are subject to risks inherent in doing business internationally that could impair our ability to expand into foreign markets.

Sales to international customers represented approximately 20% of our revenue in 2002 and approximately 33% of our revenue in 2003. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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

As we expand our international operations, we expect that our international business will continue to be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the United States Dollar have caused, and we expect such fluctuations to continue to increasingly cause, currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

International political instability may increase our cost of doing business and disrupt our business.

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained police or military action in Afghanistan and Iraq, strained international relations with North Korea, tensions between Taiwan and China, tensions between India and Pakistan and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, increase our costs and adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively affect the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Our future success will depend to a significant extent on the continued service of our executive officers and certain other key employees. Of particular importance to our continued operations are our President and Chief Executive Officer, Greg Butterfield, and our Chief Technology Officer, Dwain Kinghorn. None of our executive officers are bound by an employment agreement. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key personnel could divert management’s time and result in increased operating expenses.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, is currently considering changes to GAAP that, if implemented, would require us to record an additional charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording charges for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $3.3 million in 2002 and by $8.1 million in 2003. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans could make it more difficult for us to provide stock options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased accounting compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our principal stockholders may exercise significant influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our principal stockholders, three entities affiliated with Technology Crossover Ventures, or TCV, and Canopy, respectively, beneficially own approximately 17.47% and 7.59% of our common stock and may exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering in May 2002, the price of our common stock has ranged from an intra-day low of $4.50 to an intra-day high of $39.20. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2003, approximately 33% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, the Netherlands, Singapore, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of December 31, 2003, we had no hedging contracts outstanding. At December 31, 2003, we had $139.0 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

ITEM 9A.	Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by Altiris in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, or the Evaluation Date, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Included on Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to ensure that material information relating to Altiris and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning our directors and executives officers is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business—Executive Officers.”

The information required by this item concerning our audit committee, our audit committee financial expert, procedures by which Stockholders may recommend nominees to the board of directors, and our code of ethics is incorporated by reference to the section captioned “Corporate Governance Principles and Board Matters” in the Proxy Statement.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Accountants” in the Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	All Financial Statements:

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts is filed as part of this report in a separate section of this Form 10-K on page F-28.

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

Exhibit Number	Description of Document

2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2BB	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AC	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

Exhibit Number	Description of Document

10.5A2F	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. And Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003

10.6D	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003

10.7JG	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AF	Amendment One to Software License Agreement, dated April 26, 2002 by and between Dell Products, L.P. and the Registrant, dated June 18, 2003

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors

24.1	Power of Attorney (see Signature Page)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(b)	Reports on Form 8-K

On October 27, 2003, the registrant furnished a current report on Form 8-K dated October 27, 2003, relating to the registrant’s financial results of its third fiscal quarter ended September 30, 2003. Under the current report on Form 8-K, the registrant furnished (but did not file) pursuant to Item 12 under Item 7 the press release entitled “Altiris Reports Strong Third Quarter Financial Results.”

On December 16, 2003, the registrant filed a current report on Form 8-K dated December 1, 2003, relating to the registrant’s acquisition of Wise Solutions under Item 2. Under the current report on Form 8-K, the Registrant filed under Item 7 the Agreement and Plan of Merger, Dated December 1, 2003, by and among the registrant, a wholly owned subsidiary of the registrant, Wise Solutions, the shareholders of Wise Solutions and the shareholder representative. On February 13, 2004, the registrant amended the current report by filing a current report on Form 8-K/A dated December 1, 2003, in which the registrant filed under Item 7 financial statements of Wise Solutions and pro forma financial statements of Wise Solutions and the registrant combined.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: March 15, 2004	By:	/s/ GREGORY S. BUTTERFIELD
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

Signature	Title	Date

/s/ GREGORY S. BUTTERFIELD (GREGORY S. BUTTERFIELD)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ STEPHEN C. ERICKSON (STEPHEN C. ERICKSON)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ GARY B. FILLER (GARY B. FILLER)	Director	March 15, 2004

/s/ JAY C. HOAG (JAY C. HOAG)	Director	March 15, 2004

/s/ MICHAEL J. LEVINTHAL (MICHAEL J. LEVINTHAL)	Director	March 15, 2004

/s/ DARCY G. MOTT (DARCY G. MOTT)	Director	March 15, 2004

/s/ V. ERIC ROACH (V. ERIC ROACH)	Director	March 15, 2004

/s/ RALPH J. YARRO, III (RALPH J. YARRO, III)	Director	March 15, 2004

ALTIRIS, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Altiris, Inc.:

We have audited the accompanying consolidated balance sheets of Altiris, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altiris, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

March 10, 2004

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$61,581,000	$46,674,000
Available-for-sale securities	77,450,000	26,257,000
Accounts receivable, net of allowances of $2,195,000 and $1,483,000, respectively	23,479,000	11,856,000
Prepaid expenses and other current assets	4,131,000	1,069,000
Deferred tax asset	852,000	—

Total current assets	167,493,000	85,856,000

Property and equipment, net	4,517,000	3,035,000
Intangible assets, net	22,951,000	849,000
Goodwill	15,698,000	—
Other assets	128,000	93,000

Total assets	$210,787,000	$89,833,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,008,000	$871,000
Current portion of note payable	—	144,000
Accounts payable	2,769,000	1,311,000
Accrued salaries and benefits	7,220,000	3,232,000
Other accrued expenses	4,172,000	3,599,000
Deferred revenue	21,620,000	11,346,000

Total current liabilities	36,789,000	20,503,000

Capital lease obligations, net of current portion	818,000	780,000
Deferred tax liability	1,921,000	—
Deferred revenue non-current	4,409,000	2,632,000

Total liabilities	43,937,000	23,915,000

Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares designated and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,983,659 and 20,202,241 shares outstanding, respectively	3,000	2,000
Class B common, $0.0001 par value; none and 258,064 shares designated and outstanding, respectively	—	—
Additional paid-in capital	177,185,000	91,659,000
Deferred compensation	(899,000)	(2,311,000)
Accumulated other comprehensive income	58,000	83,000
Accumulated deficit	(9,497,000)	(23,515,000)

Total stockholders’ equity	166,850,000	65,918,000

Total liabilities and stockholders’ equity	$210,787,000	$89,833,000

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Software	$64,787,000	$38,095,000	$20,632,000
Services	34,552,000	24,781,000	13,819,000

Total revenue	99,339,000	62,876,000	34,451,000

Cost of revenue:
Software (inclusive of amortization of acquired intellectual property of $823,000, $1,792,000, and $3,185,000, respectively, and a write-down of acquired intellectual property of $1,677,000 in 2001)	1,833,000	2,689,000	5,897,000
Services	10,970,000	6,880,000	3,644,000

Total cost of revenue	12,803,000	9,569,000	9,541,000

Gross profit	86,536,000	53,307,000	24,910,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $757,000, $1,458,000, and $618,000, respectively)	39,035,000	28,187,000	17,682,000
Research and development (exclusive of stock-based compensation of $136,000, $309,000, and $112,000, respectively)	24,264,000	16,297,000	9,733,000
General and administrative (exclusive of stock-based compensation of $429,000, $857,000, and $374,000, respectively)	7,960,000	6,765,000	4,786,000
Stock-based compensation	1,322,000	2,624,000	1,104,000
Amortization of intangible assets	262,000	46,000	350,000
Write-off of in-process research and development	910,000	—	—
Write-down of intangible assets	—	—	788,000

Total operating expenses	73,753,000	53,919,000	34,443,000

Income (loss) from operations	12,783,000	(612,000)	(9,533,000)

Other income (expense):
Interest income	1,748,000	819,000	—
Interest expense	(312,000)	(490,000)	(613,000)
Other income (expense), net	1,751,000	823,000	(3,000)

Other income (expense), net	3,187,000	1,152,000	(616,000)

Income (loss) before income taxes	15,970,000	540,000	(10,149,000)
Provision for income taxes	(1,952,000)	(626,000)	(62,000)

Net income (loss)	$14,018,000	$(86,000)	$(10,211,000)

Dividends related to preferred shares	$—	$(13,781,000)	$—

Net income (loss) attributable to common stockholders	$14,018,000	$(13,867,000)	$(10,211,000)

Basic net income (loss) per common share	$0.62	$(0.89)	$(1.14)

Diluted net income (loss) per common share	$0.58	$(0.89)	$(1.14)

Basic weighted average common shares outstanding	22,787,170	15,532,377	8,988,956

Diluted weighted average common shares outstanding	24,054,454	15,532,377	8,988,956

Other Comprehensive Income (Loss):
Net income (loss)	$14,018,000	$(86,000)	$(10,211,000)
Foreign currency translation adjustments	7,000	(57,000)	(3,000)
Unrealized gain (loss) on available-for-sale securities	(32,000)	143,000	—

Comprehensive income (loss)	$13,993,000	$—	$(10,214,000)

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2003, 2002 and 2001

	Preferred Stock		Common Stock		Class B Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	2,111,112	9,500,000	8,745,508	1,000	—	—	6,793,000	(2,317,000)	—	(13,218,000)	759,000
Issuance of common shares in the acquisition of Tekworks at $5.50 per share	—	—	22,330	—	—	—	123,000	—	—	—	123,000
Issuance of common shares in the acquisition of the Carbon Copy assets at $5.50 per share	—	—	400,000	—	—	—	2,200,000	—	—	—	2,200,000
Issuance of common shares upon exercise of stock options	—	—	47,775	—	—	—	3,000	—	—	—	3,000
Compensation expense related to cashless exercises of stock options	—	—	—	—	—	—	71,000	—	—	—	71,000
Deferred compensation related to stock option grants, net of $510,000 of terminations	—	—	—	—	—	—	983,000	(983,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,033,000	—	—	1,033,000
Issuance of stock warrants in connection with debt agreement	—	—	—	—	—	—	320,000	—	—	—	320,000
Repurchase and retirement of common shares at $4.50 per share	—	—	(8,655)	—	—	—	(39,000)	—	—	—	(39,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	—	—	—	—	(10,211,000)	(10,211,000)

Balance, December 31, 2001	2,111,112	9,500,000	9,206,958	1,000	—	—	10,454,000	(2,267,000)	(3,000)	(23,429,000)	(5,744,000)
Issuance of Series B preferred shares for cash at $7.50 per share, net of $800,000 of issuance costs	2,933,333	21,200,000	—	—	—	—	—	—	—	—	21,200,000
Issuance of common shares upon exercise of warrants at $5.50 per share	—	—	272,728	—	—	—	1,500,000	—	—	—	1,500,000
Issuance of Series C preferred shares for cash at $7.75 per share, net of $215,000 of issuance costs	258,064	1,785,000	—	—	—	—	—	—	—	—	1,785,000
Issuance of common stock for cash at $10 per share in initial public offering, net of $6,185,000 of issuance costs	—	—	5,000,000	1,000	—	—	43,814,000	—	—	—	43,815,000
Issuance of stock options to non-employees	—	—	—	—	—	—	7,000	—	—	—	7,000
Conversion of Series A preferred to common stock upon completion of initial public offering	(2,111,112)	(9,500,000)	2,111,112	—	—	—	9,500,000	—	—	—	—
Conversion of Series B preferred to common stock upon completion of initial public offering	(2,933,333)	(21,200,000)	2,933,333	—	—	—	21,200,000	—	—	—	—
Conversion of Series C preferred to Class B common stock upon completion of initial public offering	(258,064)	(1,785,000)	—	—	258,064	—	1,785,000	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	678,110	—	—	—	731,000	—	—	—	731,000
Deferred compensation related to stock option grants, net of $105,000 of terminations	—	—	—	—	—	—	2,668,000	(2,668,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	2,624,000	—	—	2,624,000
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	143,000	—	143,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(57,000)	—	(57,000)
Net loss	—	—	—	—	—	—	—	—	—	(86,000)	(86,000)

Balance, December 31, 2002	—	—	20,202,241	2,000	258,064	—	91,659,000	(2,311,000)	83,000	(23,515,000)	65,918,000
Issuance of stock options to non-employees	—	—	—	—	—	—	41,000	—	—	—	41,000
Conversion of Class B common stock to common stock	—	—	258,064	—	(258,064)	—	—	—	—	—	—
Issuance of common stock for cash at $18.75 per share in follow-on public offering, net of $4,301,000 of issuance costs	—	—	3,750,000	1,000	—	—	66,011,000	—	—	—	66,012,000
Issuance of common stock for acquisition of Wise Solutions, Inc.	—	—	348,794	—	—	—	11,845,000	—	—	—	11,845,000
Issuance of common stock upon exercise of stock options	—	—	1,271,509	—	—	—	2,611,000	—	—	—	2,611,000
Issuance of common stock purchased under the Company’s ESP Plan	—	—	153,051	—	—	—	1,275,000	—	—	—	1,275,000
Termination of stock options	—	—	—	—	—	—	(90,000)	90,000	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,322,000	—	—	1,322,000
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(32,000)	—	(32,000)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	7,000	—	7,000
Tax benefit from exercise of stock options	—	—	—	—	—	—	1,204,000	—	—	—	1,204,000
Tax benefit from acquisition of Wise, Inc.	—	—	—	—	—	—	2,629,000	—	—	—	2,629,000
Net income	—	—	—	—	—	—	—	—	—	14,018,000	14,018,000

Balance, December 31, 2003	—	$—	25,983,659	$3,000	—	$—	$177,185,000	$(899,000)	$58,000	$(9,497,000)	$166,850,000

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$14,018,000	$(86,000)	$(10,211,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,159,000	3,185,000	4,342,000
Write-down of intangible assets	—	—	2,465,000
Write-off of in-process research and development	910,000	—	—
Stock-based compensation	1,363,000	2,631,000	1,104,000
Provision for doubtful accounts and other allowances	2,567,000	1,523,000	670,000
Amortization of debt discount	—	203,000	186,000
Reduction of income taxes payable as a result of stock option exercises	1,204,000	—	—
Loss on disposition of property and equipment	—	3,000	38,000
Gain on sale of available-for-sale securities	(251,000)	—	—
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(10,729,000)	(5,558,000)	(4,385,000)
Prepaid expenses and other current assets	(539,000)	(703,000)	(94,000)
Other assets	(26,000)	(5,000)	(88,000)
Accounts payable	338,000	(218,000)	817,000
Accrued salaries and benefits	2,719,000	1,505,000	1,035,000
Other accrued expenses	(523,000)	1,218,000	2,047,000
Deferred revenue	10,661,000	5,577,000	3,827,000

Net cash provided by operating activities	24,871,000	9,275,000	1,753,000

Cash flows from investing activities:
Purchase of property and equipment	(1,464,000)	(787,000)	(1,043,000)
Purchases of available-for-sale securities	(75,367,000)	(26,339,000)	—
Disposition of available-for-sale securities	30,920,000	226,000	—
Cash paid in acquisitions	(31,885,000)	(1,015,000)	(1,042,000)

Net cash used in investing activities	(77,796,000)	(27,915,000)	(2,085,000)

Cash flows from financing activities:
Net borrowings from (payments to) majority stockholder	—	(3,225,000)	1,372,000
Net payments under financing agreement	—	(136,000)	(6,000)
Principal payments on notes payable	(144,000)	(263,000)	(275,000)
Principal payments under capital lease obligations	(1,034,000)	(683,000)	(323,000)
Proceeds from the issuance of preferred and common shares	69,898,000	69,031,000	3,000
Repurchase of common shares	—	—	(39,000)

Net cash provided by financing activities	68,720,000	64,724,000	732,000

Net increase in cash and cash equivalents	15,795,000	46,084,000	400,000
Effect of foreign exchange rates on cash and cash equivalents	(888,000)	(433,000)	(6,000)
Cash and cash equivalents, beginning of period	46,674,000	1,023,000	629,000

Cash and cash equivalents, end of period	$61,581,000	$46,674,000	$1,023,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$312,000	$259,000	$401,000
Cash paid for income taxes	$243,000	$89,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$1,221,000	$992,000	$1,583,317
Unrealized gain (loss) on available-for-sale securities	$(32,000)	$143,000	$—
Dividends related to preferred shares	$—	$13,781,000	$—
Supplemental disclosure of acquisition activity:
Fair value of assets acquired	$56,904,000	$1,100,000	$4,329,000
Liabilities assumed	$13,174,000	$85,000	$964,000
Value of common shares issued	$11,845,000	$—	$2,323,000

Cash paid for acquisition	$31,885,000	$1,015,000	$1,042,000

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and description of business

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

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Wise Solutions, Inc., Altiris GmbH (Germany), Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris GmbH (Switzerland), Altiris Estonia OÜ and Altiris Singapore Pte Ltd. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, taxable auction rate notes and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $42.4 million and $40.0 million as of December 31, 2003 and 2002, respectively.

Available-for-sale securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. No securities have been in a continuous unrealized loss position for 12 or more months. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $251,000, $0, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively, have been recognized as a component of other income (expense), net.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Available-for-sale securities as of December 31, 2003 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$68,082,000	$73,000	$(15,000)	$68,140,000
Corporate debt	8,077,000	52,000	(23,000)	8,106,000
Equities	1,180,000	24,000	—	1,204,000

Total available-for-sale securities	$77,339,000	$149,000	$(38,000)	$77,450,000

Available-for-sale securities as of December 31, 2002 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$3,499,000	$8,000	$—	$3,507,000
Corporate debt	22,615,000	135,000	—	22,750,000

Total available-for-sale securities	$26,114,000	$143,000	$—	$26,257,000

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company’s customers are affected by general market economic conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

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

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and with Emerging Issues Task Force (“EITF”) Issue 00-2, Accounting for Web Site Development Costs. Capitalization of software developed for internal use and web site development costs begins at the applications development phase of the project. Amortization of software developed for internal use begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product. Capitalized software costs for internal use were $569,000 and $0 as of December 31, 2003 and 2002, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend the useful lives of existing assets are capitalized and depreciated over their estimated

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

useful lives. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in the statement of operations.

The estimated useful lives of property and equipment are as follows:

Computer equipment and software	3 years
Office equipment, furniture and fixtures	3–5 years

Property and equipment consisted of the following:

	December 31,
	2003	2002
Computer equipment and software	$8,374,000	$5,017,000
Office equipment	796,000	440,000
Furniture and fixtures	713,000	262,000
Leasehold improvements	192,000	50,000

	10,075,000	5,769,000
Less accumulated depreciation and amortization	(5,558,000)	(2,734,000)

	$4,517,000	$3,035,000

Intangible assets

Intangible assets consisted of the following:

	Useful Life	December 31,
		2003	2002
Intellectual property	18 months	$7,611,000	$7,611,000
Customer list	18 months to 6 years	7,985,000	1,385,000
Core technology	4 years	9,020,000	—
Trademark and trade name	Indefinite	2,890,000	—
Non-compete agreement	3 years	4,670,000	—

		32,176,000	8,996,000
Less accumulated amortization		(9,225,000)	(8,147,000)

		$22,951,000	$849,000

Intangible assets are generally amortized using the straight-line method over their estimated period of benefit. Trademarks and trade names from the acquisition of Wise Solutions, Inc. (“Wise Solutions”) are not subject to amortization. Amortization of acquired intellectual property is classified in cost of revenue in the accompanying statements of operations. In 2001, the Company determined that certain of its intangible assets were impaired as a result of a competitor’s product release and other changes in the Company’s operations. Accordingly, $1,677,000 of intellectual property and $788,000 of customer list were written off. The amount of the write-off was determined by comparing the estimated fair value of these intangibles using a model of future estimated discounted cash flows to the assets’ carrying amounts. As of December 31, 2003, management did not consider any of the Company’s other intangible assets to be impaired.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amortization of intangible assets is expected to be $5,092,000, $4,912,000, $4,782,000, $3,167,000, $1,100,000, and $1,008,000 for the years ended December 31, 2004, 2005, 2006, 2007, 2008, and 2009, respectively.

Capitalized software costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. The capitalizable software development costs have not been material for the years ended December 31, 2003, 2002, and 2001, and such costs were charged to research and development expense in the accompanying consolidated statements of operations.

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill

Goodwill resulted from the Company’s acquisition of Wise Solutions effective December 1, 2003. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill. Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of December 31, 2003, management did not consider goodwill to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Fair value of financial instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments.

Translation of foreign currencies

The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income (loss) which is a component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are reported in the

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

accompanying consolidated statements of operations in other income (expense), net and amounted to a gain of $1.2 million in 2003, a gain of $824,000 in 2002, and a loss of $81,000 in 2001.

Revenue recognition

The Company applies the provisions of Statement of Position (“SOP”) 97-02, Software Revenue Recognition, as amended by SOP 98-09. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products, annual upgrade protection (“AUP”), technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

The Company licenses its IT lifecycle management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

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

The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience to estimate returns will not be recognized until the return right lapses. Effective January 1, 2003, management concluded that the Company had sufficient historical return experience for European locations where the Company had historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the year ended December 31, 2003, the Company has recognized revenue in these locations upon delivery and has provided an allowance for estimated returns. The net impact on license revenue from this change in accounting estimate was $918,000 for the year ended December 31, 2003.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

License and Distribution Agreement

During the year ended December 31, 2001, the Company entered into a License and Distribution Agreement with an OEM. The Company and the OEM have agreed to develop and market an integrated product combining the Company’s server deployment and provisioning technology with a new line of the OEM’s servers. The OEM will then be the distributor for the developed product. The OEM agreed to pay the Company $1.2 million for contract research and development and minimum royalties of $800,000. The $800,000 of minimum royalties was prepaid to the Company and deferred as of December 31, 2001. During the years ended December 31, 2003 and 2002, $200,000 and $300,000 of the minimum prepaid royalties were recognized as revenue, respectively, and $300,000 is expected to be recognized as royalties under the agreement during the year ending December 31, 2004. Amounts for contract research and development, which are payable as certain phases of the software are delivered and accepted, are accounted for as the respective milestones are met. As of December 31, 2001, $200,000 of the $1.2 million for contract research and development had been billed, collected and recognized as revenue. During the year ended December 31, 2002, an additional $500,000 of contract revenue was billed, collected, and recognized as revenue. During the year ended December 31, 2003, an additional $250,000 of contract revenue was billed, collected, and recognized as revenue.

Net income (loss) per common share

Basic net income per share is computed by dividing net income (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method.

The following table presents the calculation for the number of shares used in the basic and diluted net income per share computations for the fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Weighted average common shares used to calculate basic net income per share	22,787,170	15,532,377	8,988,956
Options	1,267,284	—	—

Weighted average common and potential common shares used to calculate diluted net income per share	24,054,454	15,532,377	8,988,956

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related party convertible note payable and shares issuable upon conversion of preferred stock. During the years ended December 31, 2003, 2002, and 2001, there were 0, 3,509,000, and 6,257,000 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123. Under this method, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The weighted-average fair value of the options granted under the plans in 2003, 2002, and 2001 was $17.34, $6.27, and $1.94, respectively. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the years ended December 31, 2003, 2002 and 2001: average risk-free interest rates of 3.11, 4.18, and 4.57 percent, respectively; weighted average volatility of 164, 26, and 0, percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2003 and 2002 was $7.25 and $1.23, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2003 and 2002: risk free interest rates of 1.98 and 3.29 percent, respectively; weighted average volatility of 165 and 71 percent, respectively; expected dividend yield of 0 percent; and an expected life of six months. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net income (loss) attributable to common stockholders and net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net income (loss) attributable to common stockholders:
As reported	$14,018,000	$(13,867,000)	$(10,211,000)
Stock-based employee compensation expense included in reported net loss	1,322,000	2,624,000	1,104,000
Stock-based employee compensation expense determined under fair-value method for all awards	(9,433,000)	(5,960,000)	(1,741,000)

Pro forma	$5,907,000	$(17,203,000)	$(10,848,000)

Basic net income (loss) per common share:
As reported	$0.62	$(0.89)	$(1.14)
Pro forma	$0.26	$(1.11)	$(1.21)
Diluted net income (loss) per common share:
As reported	$0.58	$(0.89)	$(1.14)
Pro forma	$0.25	$(1.11)	$(1.21)

Research and development

All expenditures for research and development are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $4,444,000, $1,920,000, and $1,597,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

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

On February 28, 2001, the Company purchased certain assets and assumed certain liabilities from Tekworks, Inc. (“Tekworks”). Tekworks was a provider of computer software products and intranet-extranet and Internet-based computer system administrative tools. The total consideration was $762,000. The purchase price was allocated to the acquired assets based on their estimated fair values. The Company acquired fixed assets with an estimated fair market value of $22,000 and intellectual property with an estimated fair market value of $740,000 and an estimated useful life of 18 months. Tekworks’ results of operations are included in the accompanying consolidated statements of operations from March 1, 2001.

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

Comparative pro forma financial information for the Carbon Copy, Previo, and Tekworks acquisitions are not provided because the results of operations were not material to the Company’s consolidated financial statements.

Wise Solutions, Inc

On December 1, 2003, the Company acquired Wise Solutions, Inc. by means of a merger of Sage Acquisition Corporation, a Michigan corporation and a wholly owned subsidiary of the Company, with and into Wise Solutions (the “Acquisition”). Accordingly, the operations of Wise Solutions have been included in the accompanying consolidated statement of operations for the Company since the Acquisition was closed. At the effective time of the Acquisition (the “Effective Time”), (i) Wise Solutions became a wholly owned subsidiary of the Company; (ii) the former shareholders of Wise Solutions received, in exchange for their shares of common stock of Wise Solutions in the aggregate approximately (a) $25.2 million in cash and (b) 348,794 shares of the Company’s common stock; and (iii) all unexpired and unexercised options to purchase shares of Wise Solutions common stock granted under the stock option plan and agreements of Wise Solutions outstanding immediately prior to the Effective Time were, in connection with the Acquisition, accelerated, fully vested and terminated in exchange for an aggregate payment of $6.3 million. The 348,794 shares of the Company’s common stock issued in connection with the Acquisition were valued at approximately $11.9 million based upon the closing price on

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 1, 2003, which was the date the acquisition was closed. A portion of the consideration has been placed in escrow to satisfy certain indemnification obligations of the former shareholders of Wise Solutions.

Upon consummation of the Wise Solutions acquisition, the Company immediately charged to expense $910,000 representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The value was determined by estimating viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process research and development. The estimated costs to complete the acquired in-process research and development as of the date of acquisition was $2.7 million. Of the total estimated costs to complete the acquired in-process research and development, the Company has incurred $213,000 as of December 31, 2003.

A total purchase price and preliminary allocation among the tangible and identifiable intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows:

Cash consideration	$31,546,000
Common stock	11,845,000
Acquisition costs	339,000

Total purchase price	$43,730,000

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount	Amortization Period
Net tangible assets	$17,116,000
Net tangible liabilities	(13,174,000)
Intangible assets:
Goodwill	15,698,000	Indefinite
Core technology	9,020,000	4 years
In-process research and development	910,000	Expensed
Trademark and trade name	2,890,000	Indefinite
Customer lists	6,600,000	6 years
Non-compete agreements	4,670,000	3 years

Purchase Price	$43,730,000

The unaudited pro forma information presents the results of operations for the years ended December 31, 2003 and 2002 as if the acquisition occurred as of January 1, 2002 after giving effect to certain adjustments, including, but not limited to, amortization of intangible assets, tax adjustments, and entries to conform Wise Solutions to the Company’s accounting policies. The $910,000 write-off for in-process research and development has been excluded from the pro forma results as it is a non-recurring charge. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, nor are they indicative of future results. As a

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

result, the unaudited pro forma net results and the pro forma per share amounts do not purport to represent what the Company’s results of operations would have been if the acquisition of Wise Solutions had occurred at the beginning of the period, and is not intended to project the Company’s results of operations for any future period.

	For the year ended December 31, 2003	For the year ended December 31, 2002
	(Unaudited)	(Unaudited)
Revenue	$117,129,000	$81,763,000
Net income (loss)	9,498,000	(805,000)
Basic net income (loss) per common share	0.42	(0.92)
Diluted net income (loss) per common share	0.39	(0.92)

(4)	Leases

Capital leases

Certain computer equipment is leased under capital lease arrangements. The following is a summary of assets held under capital leases as of December 31, 2003 and 2002, which have been classified in the accompanying balance sheet as property and equipment:

	2003	2002
Computer equipment	$3,645,000	$2,539,000
Office equipment	22,000	22,000
Furniture and fixtures	119,000	4,000
Less accumulated amortization	(2,020,000)	(993,000)

	$1,766,000	$1,572,000

The following is a schedule by year of future minimum lease payments under capital lease obligations together with the present value of the minimum lease payments at December 31, 2003.

Years Ending December 31,
2004	$1,110,000
2005	626,000
2006	244,000

Total minimum lease payments	1,980,000
Less amount representing interest	(154,000)

Present value of minimum lease payments	1,826,000
Less current portion	(1,008,000)

Capital lease obligations, net of current	$818,000

Operating leases

The Company is committed under non-cancelable operating leases involving office facilities and office and computer equipment. Rent expense for non-cancelable operating leases was $2,419,000, $1,383,000, and $1,040,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, aggregate future lease commitments are $2,877,000, $2,713,000, $2,442,000, $189,000, and $27,000 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(5)	Equity transactions

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

In May 2002, the Company’s stockholders approved an amended and restated Certificate of Incorporation to, among other things, (a) increase the authorized shares of preferred stock of the Company by 258,064 shares, (b) authorize a series of preferred stock of the Company designated as Series C Non-Voting Preferred Stock (the “Series C Preferred”), and (c) authorize a new class of common stock of the Company designated as Class B Non-Voting Common Stock (the “Class B Stock”). The Class B Stock is identical to the Company’s common stock except that the Class B Stock is not entitled to any voting rights.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Effective as of the completion of the Company’s initial public offering of its common stock (the “IPO”), each outstanding share of Series A Preferred and the New Series B Preferred converted into one share of common stock, and each outstanding share of Series C Preferred converted into one share of Class B Stock. Following such conversions, the Company’s Certificate of Incorporation was amended and restated to delete all references to the Series A Preferred, the New Series B Preferred and the Series C Preferred, and 5,000,000 shares of undesignated preferred stock of the Company was authorized. The Company’s board of directors has the authority, without any further vote or action by the Company’s stockholders, to issue from time to time preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof. The authorized shares of common stock of the Company were also increased to 100,000,000 shares. All outstanding shares of Class B Stock automatically converted into common stock in May 2003.

Common stock

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

In August 2003, the Company completed a follow-on public offering of 3,750,000 shares of common stock at a price of $18.75 per share.

In connection with the 2001 Note Payable, the Company granted Canopy a five-year warrant to purchase 272,728 shares of common stock at $5.50 per share. In February 2002, Canopy exercised the warrant and the Company received proceeds of $1,500,000.

(6)	Stock Option Plan

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

2002 Stock Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2002 Stock Plan (the “2002 Plan”) in January 2002. The 2002 Plan provides for the granting of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options and stock purchase rights to the Company’s employees, directors and consultants. A total of 1,180,762 shares of common stock were initially reserved for issuance pursuant to the 2002 Plan, and the 2002 Plan provides for annual increases in the number of shares available on the first day of each year, beginning in 2003, equal to the lesser of 3 percent of the outstanding shares of common stock on the first day of the applicable year, 1,000,000 shares, or another amount as the Company’s board of directors may determine. The 2002 Plan is administered by the board of directors or, by committees appointed by the board of directors. The administrator has the power to determine the terms of the options and stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the exercisability of the options and stock purchase rights and the form of consideration payable upon exercise.

A summary of option activity under the Plans for the years ended December 31, 2003, 2002, and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,417,143	$3.56	3,395,025	$2.09	2,511,350	$0.87
Granted	988,550	18.07	814,140	7.88	1,024,425	5.17
Exercised	(1,271,509)	2.04	(678,110)	1.09	(47,775)	0.05
Forfeited	(113,406)	7.74	(113,912)	5.33	(92,975)	2.99

Outstanding at end of year	3,020,778	8.79	3,417,143	3.56	3,395,025	2.09

Exercisable at end of year	823,120	$3.93	1,062,274	$1.47	940,568	$0.59
Weighted average fair value of options granted		$17.34		$6.27		$1.94

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the stock options outstanding as of December 31, 2003:

	Shares Outstanding			Shares Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	498,728	5.8	$0.05	244,917	$0.05
3.00	315,317	6.7	3.00	164,206	3.00
4.50	284,400	7.2	4.50	91,263	4.50
5.50	75,012	7.6	5.50	17,787	5.50
5.65	48,591	8.6	5.65	6,809	5.65
6.00	258,385	7.9	6.00	100,674	6.00
7.50	501,499	8.1	7.50	175,985	7.50
10.00	35,537	8.3	10.00	5,525	10.00
11.99	55,784	8.8	11.99	6,657	11.99
13.08	627,175	9.1	13.08	9,297	13.08
14.02	3,000	9.3	14.02	—	—
15.14	56,650	9.3	15.14	—	—
21.47	35,100	9.6	21.47	—	—
28.58	37,050	9.8	28.58	—	—
33.72	188,550	9.9	33.72	—	—

$0.05–33.72	3,020,778		$8.79	823,120	$3.93

Stock-based compensation

During the years ended December 31, 2002, 2001 and 2000, the Company granted 621,025, 903,225, and 2,001,600 options with exercise prices below the estimated fair market value on the grant date resulting in $2,668,000, $983,000 and $3,892,000 in deferred compensation, respectively. The Company did not grant any options with an exercise price below the estimated fair market value on the grant date during the year ended December 31, 2003. The deferred compensation has been recorded as a component of stockholders’ equity (deficit) and is being recognized over the vesting period of the underlying stock options, using the accelerated method under FIN 28.

2002 Employee Stock Purchase Plan

In February 2002, the Company’s board of directors adopted the 2002 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the completion of the Company’s initial public offering. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, and the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of 2 percent of the outstanding shares of the Company’s common stock on the first day of the applicable year, 750,000 shares, or another amount as the Company’s board of directors may determine. The Company’s board of directors or a committee established by the board of directors will administer the ESPP and will have authority to interpret the terms of the ESPP and determine eligibility.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(7)	Altiris 401(k) Plan

The Company adopted the Altiris, Inc. 401(k) Plan (the 401(k) Plan) in February 2002. The 401(k) Plan covers all Altiris U.S. employees who met certain requirements. The Plan allows the Company to contribute an amount equal to 50% of the first 6% of eligible compensation that the employee contributes.

The Company’s matching contributions to the 401(k) Plan was $629,000 and $518,000 for the years ended December 31, 2003 and 2002, respectively. During 2001, the Company and its employees participated in a 401(k) Plan administered by Canopy (see Note 10).

(8)	Income taxes

The Company’s income (loss) before income taxes for the years ended December 31, 2003, 2002, and 2001 consisted of the following:

	2003	2002	2001
Domestic	$14,239,000	$707,000	$(9,893,000)
Foreign	1,731,000	(167,000)	(256,000)

	$15,970,000	$540,000	$(10,149,000)

The Company’s total income tax provision for the years ended December 31, 2003, 2002, and 2001 includes:

	2003	2002	2001
Current:
Federal	$1,520,000	$—	$—
State	186,000	85,000	—
Foreign	785,000	541,000	62,000

Total current	2,491,000	626,000	62,000

Deferred:
Federal	(510,000)	—	—
State	(29,000)	—	—
Foreign		—	—

Total deferred	(539,000)	—	—

Total provision for income taxes	$1,952,000	$626,000	$62,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The actual income tax expense differs from the expected tax expense as computed by applying the U.S. federal statutory tax rate of 35 percent for 2003 and 34 percent for 2002 and 2001, as a result of the following for the years ended December 31:

	2003	2002	2001
U.S. federal statutory tax (benefit)	$5,590,000	$184,000	$(3,451,000)
Net loss of foreign subsidiaries	—	56,000	87,000
Foreign earnings taxed in specific jurisdictions	179,000	541,000	62,000
State taxes (net of federal income tax benefit)	102,000	56,000	—
Non-deductible items	151,000	133,000	53,000
Research credits	(590,000)	(374,000)	(79,000)
Foreign withholding taxes	191,000	—	—
Change in valuation allowance attributable to operations	(3,671,000)	28,000	3,390,000
Other, net	—	2,000	—

	$1,952,000	$626,000	$62,000

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

From inception through December 31, 2003, the Company has generated net operating losses (“NOL”) for federal income tax reporting purposes of $21.9 million which will begin to expire in 2013. The Company has various state net operating loss carryovers which expire depending on the rules of the various states to which the loss is allocated. The federal and state net operating losses are attributable to stock option tax deductions. The Company recorded $1.2 million of benefit as an increase to additional paid-in capital in the current year resulting from exercise of stock options. The Company recorded $2.6 million of benefit as an increase to additional paid-in-capital as a result of the purchase accounting performed in connection with the Wise acquisition. The remaining estimated benefit of $5.9 million will be recorded as an increase to additional paid-in-capital as the unbenefited NOLs are utilized or the valuation allowance is released in future periods.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates which will apply when the differences are expected to be settled or realized. The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
U.S. NOL carryforwards	$8,397,000	$4,960,000
Foreign NOL carryforwards	—	150,000
General business credits	—	489,000
Accrued vacation	655,000	356,000
Allowance for bad debt	375,000	304,000
Depreciation and amortization	2,398,000	2,630,000
Accrued sales tax	6,000	33,000
Returns allowance	96,000	224,000
Stock-based compensation	1,520,000	2,084,000
Other	25,000	245,000
Other credits	105,000	—

Total deferred tax assets	13,577,000	11,475,000
Valuation allowance	(5,939,000)	(11,475,000)

Total net deferred tax assets	7,638,000	—

Deferred tax liabilities:
Deferred revenue	(205,000)	—
Identified intangible basis difference	(8,502,000)	—

Total deferred tax liability	(8,707,000)	—

Total net deferred tax liability	$(1,069,000)	$—

The total net deferred income tax liability of $1,069,000 as of December 31, 2003 is comprised of a $852,000 current deferred tax asset and a $1,921,000 long-term deferred tax liability.

SFAS No. 109, Accounting for Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded and continues to record a full valuation allowance for all of its net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including the limited operating history of the Company and the lack of cumulative profitability to date.

(9)	Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At December 31, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In November 2001, the District Court entered a final judgment based on the Company’s stipulation, ruling that Symantec did not infringe the Company’s patent and dismissing Symantec’s counterclaims for trademark infringement and dilution. The Company and Symantec each appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, or Court of Appeals, and on February 12, 2003, the Court of Appeals ruled that the District Court erred in its construction of the claims comprising the Company’s patent and instructed the District Court to reconsider the question of infringement by Symantec based upon the Court of Appeal’s interpretation of the patent. Although management believes that this patent is an important intellectual property asset, management does not believe that it is material to the Company’s business as a whole. Accordingly, management does not believe that an adverse ruling would have a material adverse effect on the Company’s results of operations or financial position.

In June 2003, InstallShield Software Technologies, Inc., or InstallShield, filed suit against Wise Solutions, in the United States District Court for the Northern District of Illinois Eastern Division. In December 2003, the Company acquired Wise Solutions by means of a merger transaction, with Wise Solutions surviving as the Company’s wholly owned subsidiary. InstallShield claims that its suit arises out of a criminal investigation of Wise Solutions conducted by the U.S. Attorney and FBI, which investigation has not been formally concluded. Management believes the investigation concerns the same facts and circumstances upon which the civil suit is based.

InstallShield claims, among other things, that Wise Solutions violated copyright, computer fraud and trade secret laws by improperly accessing and downloading certain InstallShield documents and materials via the Internet from an FTP server used by InstallShield. InstallShield requests statutory and compensatory damages and injunctive relief. In response, Wise has admitted accessing and downloading some publicly available documents and information from InstallShield’s FTP server, but has denied any liability under applicable law.

In March 2004, InstallShield amended its complaint to add former officers and certain employees of Wise Solutions as co-defendants in the suit. Although management has not formed an opinion as to the likely outcome of these proceedings, management does not believe that an adverse ruling would have a material adverse effect on the Company’s overall results of operations or financial condition. Former shareholders of Wise Solutions have provided limited indemnification related to this claim.

The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. Management believes that they have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company generally performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the years ended December 31, 2003, 2002, and 2001, and as of December 31, 2003 and 2002, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	2003	2002	2001
Revenue:
Hewlett Packard	27%	30%	24%
Dell	15%	8%	1%
Ingram Micro	4%	10%	9%

	2003	2002
Accounts receivable:
Hewlett Packard	24%	31%
Dell	16%	3%
Ingram Micro	9%	13%

(10)	Related party transactions

The Canopy Group, Inc. (“Canopy”), a shareholder, has guaranteed $1,300,000 of the Company’s capital lease obligations. During the year ended December 31, 2001, the Company participated in a 401(k) retirement plan (the “Canopy 401(k) Plan”) administrated by Canopy, which covered all salaried and hourly employees who met certain requirements. The Company contributed $342,000 to the Canopy 401(k) Plan for the year ended December 31, 2001. In February 2002, the Company no longer qualified under ERISA guidelines to participate in the Canopy 401(k) Plan; as a result, the Company has established a comparable 401(k) plan for its employees (see Note 7). For the year ended December 31, 2001, the Company obtained its insurance coverage through Canopy. The premiums amounted to $93,000.

During the year ended December 31, 2001, the Company leased from Canopy office space and related furniture and office equipment totaling $739,000. In December 2001, the Company terminated the previous lease and moved its corporate headquarters to a new facility that is also leased from Canopy. The lease for the Company’s current corporate headquarters provides for monthly rent of $97,000 and expires in December 2006. During the years ended December 2003 and 2002, the Company incurred rent expense to Canopy of $1.3 million and $1.1 million, respectively.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11)	Segment, geographic and customer information

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

Revenue from customers located outside the United States accounted for 33 percent, 20 percent and 16 percent of total revenue during the years ended December 31, 2003, 2002, and 2001, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States.

The following table presents revenue by geographic areas:

	December 31,
	2003	2002	2001
Domestic operations:
Domestic customers	$66,101,000	$50,095,000	$29,098,000
International customers	3,892,000	2,736,000	1,453,000

Total	69,993,000	52,831,000	30,551,000

International operations:
European customers	25,662,000	8,880,000	3,308,000
Other customers	3,684,000	1,165,000	592,000

Total	29,346,000	10,045,000	3,900,000

Consolidated revenue	$99,339,000	$62,876,000	$34,451,000

(12) Subsequent event

In March 2004, the Company acquired FSLogic, Inc. for $0.9 million in cash, plus shares of the Company’s common stock valued at $0.9 million.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(13)	Unaudited quarterly financial data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2003
Total revenue	$20,844	$22,816	$25,354	$30,325
Gross profit(1)	17,857	20,313	22,143	26,223
Net income attributable to common stockholders(2)	2,484	3,298	3,848	4,388
Basic net income per share	$0.12	$0.16	$0.16	$0.17
Diluted net income per share	$0.11	$0.15	$0.15	$0.16
Weighted average common shares (basic)	20,491	21,129	23,556	25,708
Weighted average common shares (diluted)	22,182	22,546	24,976	27,221
Year ended December 31, 2002
Total revenue	$11,562	$17,204	$15,974	$18,136
Gross profit	9,485	12,987	14,315	16,520
Net income (loss) attributable to common stockholders(3)	(15,024)	(105)	(359)	1,621
Basic net (loss) per share	$(1.63)	$(0.01)	$(0.02)	$0.08
Diluted net (loss) per share	$(1.63)	$(0.01)	$(0.02)	$0.07
Weighted average common shares (basic)	9,211	13,117	19,685	19,955
Weighted average common shares (diluted)	9,211	13,117	19,685	21,748

(1)	During the third quarter of 2003, the Company recorded a reclassification reducing sales and marketing expenses and increasing cost of service revenue by $149,000 and $396,000 for the quarters ended March 31, 2003 and June 30, 2003, respectively.
(2)	During the fourth quarter of 2003, the Company recorded a $910,000 write-off of in-process research and development related to the acquisition of Wise Solutions, Inc.
(3)	During the first quarter of 2002, the Company recorded a $13,781,000 dividend representing the value of the beneficial conversion feature related to the sale of Series B Preferred Stock.

ALTIRIS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to income (loss)	Deductions	Balance at end of period
Allowances for doubtful accounts:
Year ended December 31, 2003	$998,000	$429,000	$(352,000)	$1,075,000
Year ended December 31, 2002	469,000	595,000	(66,000)	998,000
Year ended December 31, 2001	226,000	389,000	(146,000)	469,000

	Balance at beginning of period	Additions charged to income (loss)	Deductions	Balance at end of period
Allowances for revenues:
Year ended December 31, 2003	$485,000	$2,138,000	$(1,503,000)	$1,120,000
Year ended December 31, 2002	281,000	927,000	(723,000)	485,000
Year ended December 31, 2001	—	281,000	—	281,000

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2BB	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AC	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2F	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. And Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003

10.6D	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.7JG	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AF	Amendment One to Software License Agreement, dated April 26, 2002 by and between Dell Products, L.P. and the Registrant, dated June 18, 2003

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors

24.1	Power of Attorney (see Signature Page)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.