Form 10-K/A
period 2003-12-31
ALTIRIS INC
filed 2004-04-29
CIK 1139650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    ☒

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

There were 26,270,477 shares of the Registrant’s common stock, $0.0001 par value, outstanding on April 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None, other than the exhibits referenced in Part IV.

ALTIRIS, INC.

ANNUAL REPORT ON FORM 10-K/A

For The Fiscal Year Ended December 31, 2003

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Altiris’ Annual Report on Form 10-K for the year ended December 31, 2003 for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information with respect to our executive officers and directors:

Name	Age	Position
Gregory S. Butterfield	44	President, Chief Executive Officer and Chairman of the Board
Stephen C. Erickson	47	Vice President, Chief Financial Officer
Dwain A. Kinghorn	38	Vice President, Chief Strategy and Technology Officer
Michael R. Samuelian	45	Vice President, Sales
Jan E. Newman	44	Vice President, Corporate Development
Poul E. Nielsen	45	Vice President, Marketing and Product Strategy
Gary B. Filler (1)	63	Director
Jay C. Hoag (2)(3)	45	Director
Michael J. Levinthal (1)(3)(4)	49	Director
V. Eric Roach (1)(2)	41	Director
Mark E. Sunday (2)(3)	49	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Governance and Nominating Committee

(4)	Lead Independent Director

Gregory S. Butterfield has served as our President and Chief Executive Officer since February 2000, as a director since May 2000 and as our Chairman of the Board since April 2004. Prior to joining Altiris, Mr. Butterfield served as Vice President, Sales for Legato Systems, Inc., a backup software company, from July 1999 to February 2000. From June 1996 to July 1999, Mr. Butterfield served as Executive Vice President of Worldwide Sales for Vinca, a fault tolerance and high availability company. From June 1994 to June 1996, Mr. Butterfield was the Regional Director of the Rocky Mountain Region for Novell, Inc., a provider of Internet business solutions. From January 1992 to June 1994, Mr. Butterfield was Vice President of North American Sales for WordPerfect Corporation, a software company.

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

Gary B. Filler has served as a director of Altiris since February 2002. Mr. Filler served as the Chief Executive Officer and as a director of Net Vision, Inc., a software company, from November 2001 to December 2002. Mr. Filler has served as a board member of Sento Corporation, a software company, since September 1998 and continues to serve as Chairman of the Board. In addition, Mr. Filler served as Acting Chief Financial Officer and Executive Vice President of Sento Corporation from July 1999 to July 2001. From September 1996 to September 1998, Mr. Filler was a business consultant and private investor. Mr. Filler served as Senior Vice President and Chief Financial Officer for Diamond Multimedia Systems, Inc., a manufacturer of graphics boards and modems, from January 1995 to September 1996. From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company. Mr. Filler was Chairman of the board of Seagate Technology, Inc., a manufacturer and distributor of data storage, retrieval and management products, from September 1991 until October 1992, and was Vice Chairman of the board of Seagate from October 1990 until September 1991. Mr. Filler served as Co-Chairman of the board of Seagate and as director of Seagate Software, Inc., a subsidiary of Seagate from June 1998 until December 2000.

Jay C. Hoag has served as a director of Altiris since February 2002. Mr. Hoag has been a General Partner of Technology Crossover Ventures, a venture capital firm, since June 1995. Mr. Hoag also serves on the board of directors of eLoyalty Corporation, NetFlix, Inc. and several privately held companies.

Michael J. Levinthal has served as a director of Altiris since February 2002. Prior to becoming a general partner of Thomas Weisel Venture Partners in January 2004, Mr. Levinthal was a partner at Mayfield Funds, a venture capital firm, since January 1983. Prior to joining Mayfield, Mr. Levinthal was a Special Limited Partner at New Enterprise Associates, a venture capital firm, from June 1981 to December 1982. In addition, Mr. Levinthal has been a director of Concur Technologies, Inc., a software company, since April 1998. Mr. Levinthal currently serves on the board of directors of several privately held companies.

V. Eric Roach has served as a director of Altiris since February 2002. Mr. Roach served as Chief Executive Officer and Chairman of the Board of eLance, a professional services marketplace, from May 2000 to October 2001, and he is currently a member of the board of directors of eLance. Prior to joining eLance, Mr. Roach served from September 1997 to January 2000 as Executive Vice President and Chief Marketing Officer for the Direct Business division of Morgan Stanley Dean Witter, an investment bank. Prior to joining Morgan Stanley Dean Witter, Mr. Roach founded Lombard Brokerage, a brokerage company, and served as its Chairman and Chief Executive Officer from May 1992 to September 1997.

Mark E. Sunday has served as a director of Altiris since April 2004. Since January 2002, Mr. Sunday has served as Senior Vice President, Information Technology and Chief Information Officer of Siebel Systems, Inc., a provider of customer relationship management software. From August 1999 to January 2002, Mr. Sunday served as Vice President, Information Technology and Chief Information Officer of Siebel. Prior to joining Siebel in August 1999, Mr. Sunday was Chief Information Officer of Motorola, Inc.

Audit Committee and Audit Committee Financial Expert

Altiris has established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Gary B. Filler, serving as chair, and each of Michael J. Levinthal and V. Eric Roach, serving as members. Our board has determined that Gary B. Filler meets the requirements of an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Procedures by which stockholders may recommend nominees to the Board

In April 2004 our Board adopted Corporate Governance Guidelines, under which the Board adopted a policy that the Governance and Nominating Committee consider both recommendations and nominations for candidates to the Board from stockholders so long as such recommendations and nominations comply with our Certificate of Incorporation, our Bylaws, and all applicable laws, including rules and regulations of the SEC. Stockholders may recommend director nominees for consideration by writing to the Corporate Secretary of the Company in compliance with the notice requirements of our Bylaws and (i) providing evidence of the stockholder’s ownership of Altiris stock, (ii) specifying the nominee’s name, home and business address, other contact information, detailed biographical data and qualifications for Board membership, (iv) providing information regarding any relationships between the recommended candidate and Altiris within the last 3 fiscal years and (v) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitation of proxies for election of directors pursuant to Section 14 of the Exchange Act. Following verification of the stockholder status of the person submitting the recommendation, all properly submitted recommendations will be promptly brought to the attention of the Governance and Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending December 31, 2003, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, with the exception of: one late Form 4 report was filed by each of Gregory S. Butterfield, Stephen C. Erickson, Dwain A. Kinghorn, Jan E. Newman and Michael R. Samuelian on February 7, 2003, to report stock options granted on January 28, 2004; Mr. Levinthal timely filed a Form 5 for our 2003 fiscal year reporting a late Form 4 transaction that occurred on December 12, 2003; and Gary B. Filler filed a late Form 5 for our 2003 fiscal year on February 20, 2004, reporting a late Form 4 transaction that occurred on June 12, 2003.

Code of Ethics

We have adopted a Code of Conduct, which applies to all of our employees, our officers (including our principal executive officer, principal financial officer and principal accounting officer), and our directors. We intend to make our Code of Conduct available on the Investor Relations section of our website at

http://www.altiris.com. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply, by posting such information on our website. One may request a free copy of our Code of Conduct from:

Altiris, Inc.

Attention: Investor Relations

588 West 400 South

Lindon, UT 84042

(801) 805-1187

ITEM 11.    Executive Compensation

Executive Compensation

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered to Altiris in all capacities during the years ended December 31, 2001, December 31, 2002 and December 31, 2003, by our Chief Executive Officer and our four other most highly compensated executive officers whose salary and bonus for 2003 exceeded $100,000. These executives are referred to as the Named Executive Officers.

Summary Compensation Table

							Long Term Compensation	All Other Compensation (2)
	Fiscal		Annual Compensation		Other Annual		Securities Underlying
Name and Principal Position	Year		Salary	Bonus	Compensation (1)		Options
Gregory S. Butterfield President and Chief Executive Officer	2003 2002 2001		$217,094 204,080 201,030	$32,641 — 10,000	$ — — —		30,000 50,000 —	$8,083 8,208 6,591
Stephen C. Erickson Vice President, Chief Financial Officer	2003 2002 2001		177,163 167,613 144,238	26,783 — 10,000	— — —		30,000 50,000 20,000	4,982 5,667 6,322
Dwain A. Kinghorn Vice President, Chief Strategy and Technology Officer	2003 2002 2001		203,635 189,825 171,092	22,342 — 10,000	— — —		30,000 15,000 32,500	4,254 5,782 4,973
Jan E. Newman Vice President, Business Development	2003 2002 2001	(3)	207,208 189,517 —	15,498 — —	— — —		25,000 15,000 —	5,152 6,527 —
Michael R. Samuelian Vice President, Sales	2003 2002 2001		154,065 117,250 108,300	— 10,000 18,000	113,134 80,661 78,701	(4)	25,000 25,000 10,000	6,222 7,784 4,678

(1)	Comprises amounts paid to Named Executive Officers as commissions.

(2)	Dollar amounts represent: (i) our matching contribution to the 401(k) plan account of Mr. Butterfield in the amounts of $6,213 in 2003, $5,500 in 2002 and $5,266 in 2001; Mr. Erickson in the amounts of $4,132 in 2003, $4,902 in 2002 and $4,627 in 2001; Mr. Kinghorn in the amounts of $3,909 in 2003, $3,305 in 2002 and $4,628 in 2001; Mr. Newman in the amounts of $4,392 in 2003 and $3,790 in 2002; and Mr. Samuelian in the amounts of $4,787 in 2003, $4,217 in 2002 and $3,243 in 2001; (ii) life insurance premiums paid by us for Mr. Butterfield in the amounts of $1,870 in 2003, $576 in 2002 and $1,325 in 2001; Mr. Erickson in the amounts of $850 in 2003, $765 in 2002 and $1,695 in 2001; Mr. Kinghorn in the amount of $345 in each of 2003, 2002 and 2001; Mr. Newman in the amounts of $760 in 2003 and $605 in 2001; and Mr. Samuelian in the amount of $1,435 in 2003 in each of 2003, 2002 and 2001.

(3)	Mr. Newman left his employment with Altiris in April 2000, then later rejoined Altiris at the end of December 2001. Amounts indicated comprise compensation of such Named Executive Officer in our 2001 and 2002 fiscal years.

(4)	Includes $7,749 paid to Mr. Samuelian during our 2003 fiscal year for commissions earned in our 2002 fiscal year.

Grants of Stock Options

The following table summarizes the stock options granted to each Named Executive Officer during the last fiscal year, including the potential realizable value over the 10-year term of the options, which is based on assumed rates of stock appreciation of 5% and 10%, compounded annually and subtracting from that result the aggregate option exercise price. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future stock price of our Common Stock. Actual gains, if any, on stock option exercises are dependent on the future performance of our Common Stock, overall market conditions and the option holder’s continued employment through the vesting period.

During the last fiscal year, we granted options to purchase up to an aggregate of 984,000 shares to employees. All options were granted under our 2002 Stock Plan at exercise prices equal to the fair market value of our Common Stock on the date of grant. Such options vest as to 25% of the shares underlying the option at the end of each one-year period over four years.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Terms
Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees(#)	Exercise Price Per Share	Expiration Date	5%($)	10%($)
Gregory S. Butterfield	30,000	3.05%	$13.08	1/28/13	$246,778	$625,385
Stephen C. Erickson	30,000	3.05%	13.08	1/28/13	246,778	625,385
Dwain A. Kinghorn	30,000	3.05%	13.08	1/28/13	246,778	625,385
Jan E. Newman	25,000	2.54%	13.08	1/28/13	205,649	521,154
Michael R. Samuelian	25,000	2.54%	13.08	1/28/13	205,649	521,154

Exercises of Stock Option

The following table provides certain information concerning stock option exercises during the last fiscal year, and exercisable and unexercisable options held as of December 31, 2003, by the Named Executive Officers.

			Number of Securities Underlying Unexercised Options at December 31, 2002(#)		Value of Unexercised In-the-Money Options at December 31, 2003(1)
Name	Shares Acquired on Exercise(#)	Value Realized($)	Exercisable	Unexercisable	Exercisable($)	Unexercisable($)
Gregory S. Butterfield	275,000	$4,788,151	10,417	144,583	$301,885	$4,674,490
Stephen C. Erickson	22,500	346,600	35,417	92,083	1,101,385	2,628,665
Dwain A. Kinghorn	—	—	49,375	63,125	1,588,388	1,740,723
Jan E. Newman	23,125	274,500	2,500	33,125	72,450	820,463
Michael R. Samuelian	45,780	751,634	36,458	73,542	1,213,053	2,222,747

(1)	Based on a fair market value of $36.48 per share as of December 31, 2003, the closing sales price per share of our Common Stock on that date as reported on the Nasdaq National Market.

Employment Contracts and Change-in-Control Arrangements

In August 2000, we entered into a stock option agreement with Stephen C. Erickson, our Chief Financial Officer, under our 1998 Stock Option Plan, pursuant to which we granted to him an option to acquire up to 100,000 shares of our Common Stock at a per share exercise price of $3.00, which vests over a four-year period. In addition, the stock option agreement provides that in the event of a change in control of Altiris, the remaining unvested portion of his option will become fully vested and exercisable upon the effective time of the change in control. Other than the stock option agreement with Mr. Erickson or as provided generally to all optionees under our 1998 Stock Option Plan and 2002 Stock Plan and participants under our 2002 Employee Stock Purchase Plan, we have no employment agreements or change-in-control arrangements with any Named Executive Officer.

Compensation of Directors

We grant each non-employee director a nonstatutory stock option to purchase 25,000 shares of common stock, which vests at a rate of 50% per year. We grant an additional option to each non-employee director to purchase 25,000 shares of common stock every two years after the initial grant, which vests at a rate of 50% per year. Each of these options will have an exercise price equal to the fair market value of our common stock on the date of grant and will have a 10-year term. In the event of a change in control and these options are not assumed in connection with such change of control, then these options will become exercisable as to all of the vested shares under the options plus all shares that would have otherwise vested within one year had the directors continued to serve Altiris in that role. Our non-employee directors are paid a quarterly retainer of $1,500 and an additional $1,000 for attending all board meetings each quarter. In addition, committee chairpersons are paid a quarterly retainer of $1,000, except that our audit committee chairperson is paid a quarterly retainer of $2,500. We reimburse our non-employee directors for reasonable out-of-pocket expenses incurred by them in attending board and committee meetings.

Compensation Committee Interlocks and Insider Participation

During our last fiscal year, V. Eric Roach (Chairman), Jay C. Hoag and Darcy G. Mott served as members of the Compensation Committee of our Board. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

The following table provides information relating to the beneficial ownership of Altiris Common Stock as of April 26, 2004, by:

•	each stockholder known by us to own beneficially more than 5% of Altiris Common Stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 26, 2004 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

The number and percentage of shares beneficially owned is computed on the basis of 26,270,477 shares of Altiris Common Stock outstanding as of April 26, 2004. Shares of Altiris Common Stock that a person has the right to acquire within 60 days of April 26, 2004 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. The address for those persons for which an address is not otherwise provided is c/o Altiris, Inc., 588 West 400 South, Lindon, Utah 84042.

Beneficial Owner (Name and Address)	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock Outstanding
5% Stockholders
Entities affiliated with Technology Crossover Ventures (2) 528 Ramona Street Palo Alto, California 94301	4,578,816	17.43%
The Canopy Group, Inc. (3) 333 South 520 West, Suite 300 Lindon, Utah 84042	1,989,092	7.57%
TimesSquare Capital Management, Inc. (4) Four Times Square, 25th Floor New York, New York 10036	1,484,600	5.65%
Entities affiliated with FMR Corp. (5) 82 Devonshire Street Boston, MA 02109	3,329,213	12.67%

Directors and Named Executive Officers
Gregory S. Butterfield (6)	113,901	*	%
Stephen C. Erickson (7)	46,028	*	%
Dwain A. Kinghorn (8)	328,098	1.25%
Jan E. Newman (9)	10,625	*	%
Michael R. Samuelian (10)	97,403	*	%
Gary B. Filler (11)	25,000	*	%
Jay C. Hoag (12)	4,632,636	*	%
Michael J. Levinthal (13)	140,586	*	%
V. Eric Roach (14)	183,333	*	%
Mark E. Sunday	—	*	%
All current directors and executive officers as a group (11 persons)	5,114,017	20.93%

*	less than 1%

(1)	The information provided in this table is based on our records, information supplied to us by our executive officers, directors and principal stockholders and information contained in Schedules 13D and 13G filed with the Securities and Exchange Commission.

(2)	Consists of 4,404,586 shares held by TCV IV, L.P., 164,241 shares held by TCV IV Strategic Partners, L.P. (which are collectively referred to as the TCV Funds), and 9,989 shares held by Technology Crossover Management IV, L.L.C., which is the General Partner of each of the TCV Funds. Jay C. Hoag, a director of Altiris, and Richard H. Kimball are the Managing Members of Technology Crossover Management IV, L.L.C. Mr. Hoag and Mr. Kimball each disclaim beneficial ownership of these shares, except as to his respective pecuniary interest therein.

(3)

The Noorda Family Trust, or NFT, owns a majority of the capital stock of The Canopy Group, Inc., or Canopy. Raymond J. and Lewena Noorda serve as the only trustees of the NFT. Mr. Noorda is also an executive officer of Canopy. The Noordas, together with Ralph J. Yarro III, CEO and President of Canopy and our former chairman, share in the voting and dispositive power of the shares held by Canopy.

Mr. Yarro and NFT each disclaim beneficial ownership of these shares except as to their respective pecuniary interest therein.

(4)	CIGNA Corporation is the ultimate parent company of TimesSquare Capital. CIGNA disclaims beneficial ownership of the shares except as to its pecuniary interest therein.

(5)	FMR Corp. is the parent corporation of a wholly owned subsidiary, Fidelity Management & Research Company (“Fidelity”). Fidelity is the investment advisor to various investment companies that are registered under Section 8 of the Investment Company Act of 1940 and hold shares of Altiris common stock. As investment advisor, Fidelity may be deemed to beneficially own 2,986,251 shares, where 2,326,683 shares of which are held by Fidelity Contrafund. Each of Edward C. Johnson 3d, Chairman and a holder of 12% of the outstanding voting stock of FMR Corp., and Abigail Johnson, a holder of 24.5% of the outstanding voting stock of FMR Corp., may be deemed to beneficially own the shares beneficially owned by FMR Corp.

(6)	Mr. Butterfield’s shares include 111,667 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Butterfield.

(7)	Mr. Erickson’s shares include 44,167 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Erickson.

(8)	Mr. Kinghorn’s shares include 36,500 shares held by Computing Edge Corporation, or CEC, 221,280 shares held by Computing Edge Limited, or CEL, 6,568 shares held in Mr. Kinghorn’s name and 63,750 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Kinghorn. Mr. Kinghorn is the Chief Executive Officer and holds all of the outstanding capital stock of CEC and he is a director of CEL. Mr. Kinghorn disclaims beneficial ownership as to CEL’s shares, except as to his pecuniary interest therein.

(9)	Mr. Newman’s shares are comprised of 10,625 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Newman.

(10)	Mr. Samuelian’s shares include 12,646 shares held by Mr. Samuelian and Luann Samuelian as joint tenants, 13,924 shares held by the Samuelian 2002 Grantor Retained Annuity Trust, or the Samuelian Trust, and 70,833 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Samuelian. Mr. Samuelian disclaims beneficial ownership of the shares held by the Samuelian Trust except as to his pecuniary interest therein.

(11)	Mr. Filler’s shares include 25,000 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Filler.

(12)	Mr. Hoag’s shares include 4,404,586 shares held by TCV IV, L.P., 164,241 shares held by TCV IV Strategic Partners, L.P., 9,989 shares held by Technology Crossover Management IV, L.L.C., 3,820 shares held by the Hoag Family Trust U/A Dtd 8/2/94, or the Hoag Trust, of which Mr. Hoag is a trustee, and 50,000 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Hoag. Mr. Hoag is a Managing Member of Technology Crossover Management IV, L.L.C., which is the General Partner of each of the TCV Funds. Mr. Hoag disclaims beneficial ownership of the shares held by the TCV Funds, Technology Crossover Management IV, L.L.C. and the Hoag Trust, except as to his respective pecuniary interest in each of those entities.

(13)	Mr. Levinthal’s shares include 90,000 shares held by a retirement trust for the benefit of Mr. Levinthal, 586 shares held by the Levinthal Sibling Fund, of which Mr. Levinthal is the general partner, and 50,000 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Levinthal.

(14)	Mr. Roach’s shares include 133,333 shares held by The Roach Family Trust, for which he serves as trustee, and 50,000 shares issuable upon exercise of options exercisable within 60 days of April 26, 2004 held by Mr. Roach.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,417,343	$3.56	466,147
Equity compensation plans not approved by security holders	0	0	0

Total	3,417,343	$3.56	466,147

ITEM 13.    Certain Relationships and Related Transactions

The Canopy Group, Inc.    We lease office space, furniture and equipment from Canopy at our headquarters location in Lindon, Utah. We have a five-year lease that started January 1, 2002 and expires December 31, 2006 with total payments in 2003 of $1,328,000. We believe the terms of these arrangements are at least as favorable as the terms we could obtain from unaffiliated third parties in similar arrangements based on our knowledge of market terms for leases of comparable facilities in our geographic area. Canopy beneficially holds greater than five percent of our common stock and Ralph J. Yarro III and Darcy G. Mott, two members of the Board of Directors of Altiris in 2003, serve as officers of Canopy.

ITEM 14.    Principal Accounting Fees and Services

The following table sets forth a summary of the fees billed to us by KPMG LLP for professional services for the fiscal years ended December 31, 2003 and 2002, respectively:

	2003	2002
Audit Fees (1)	$216,000	$291,000
Audit-Related Fees (2)	242,000	390,000
Tax Fees (3)	243,000	135,000
All Other Fees	—	—

Total	$701,000	$816,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, services related to business acquisitions and divestitures and other attestation services. In addition, we paid audit-related fees for professional services performed in connection with our initial public offering of our common stock in 2002 and our follow-on public offering of our common stock in 2003.

(3)	For our fiscal years ended December 31, 2003 and 2002, respectively, tax fees principally included tax compliance fees and fees for tax advice.

The Audit Committee of the Board has adopted a policy regarding the pre-approval of audit-related and non-audit services to be performed by the independent auditors of Altiris and not otherwise prohibited by law. This policy requires that services must either be specifically pre-approved on a case-by-case basis or generally pre-approved if the services fall within the guidelines set by the Audit Committee. Under this policy, the annual audit services engagement terms and fees require the specific pre-approval of the Audit Committee and certain audit-related services, tax services, and other services require general pre-approval. Only those services that the Audit Committee feels will not impair the independence of the auditor and are consistent with the SEC rules regarding auditor independence have been generally pre-approved. Additionally, where fees for certain services that have been generally pre-approved exceed certain fee thresholds set by the Audit Committee, specific pre-approval is required for services that would exceed those fee thresholds. The Audit Committee also may delegate both specific and general pre-approval authority to one or more of its members. All audit-related, tax and other services and fees were pre-approved by the Audit Committee in accordance with applicable law.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	All Financial Statements:

The following financial statements were filed as part of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004, in a separate section beginning on page F-1.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts were filed as part of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004, in a separate section on page F-28.

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

Exhibit Number	Description of Document
2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2BB	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4A	2002 Employee Stock Purchase Plan, as amended.

Exhibit Number	Description of Document
10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2F	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. And Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003

10.6DL	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003

10.7JG	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AF	Amendment One to Software License Agreement, dated April 26, 2002 by and between Dell Products, L.P. and the Registrant, dated June 18, 2003

21.1L	List of Subsidiaries

23.1	Consent of Independent Auditors

24.1L	Power of Attorney (see Signature Page to Form 10-K)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(b)	Reports on Form 8-K

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

ALTIRIS, INC.

Date: April 29, 2004	By:	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ GREGORY S. BUTTERFIELD (GREGORY S. BUTTERFIELD)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004

/s/ STEPHEN C. ERICKSON (STEPHEN C. ERICKSON)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2004

* (GARY B. FILLER)	Director	April 29, 2004

* (JAY C. HOAG)	Director	April 29, 2004

* (MICHAEL J. LEVINTHAL)	Director	April 29, 2004

* (V. ERIC ROACH)	Director	April 29, 2004

*By: /s/ GREGORY S. BUTTERFIELD GREGORY S. BUTTERFIELD Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2BB	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4A	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2F	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. And Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003

Exhibit Number	Description of Document
10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003

10.6DL	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.7JG	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AF	Amendment One to Software License Agreement, dated April 26, 2002 by and between Dell Products, L.P. and the Registrant, dated June 18, 2003

21.1L	List of Subsidiaries

23.1	Consent of Independent Auditors

24.1L	Power of Attorney (see Signature Page to Form 10-K)

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.