Form 10-Q
period 2004-03-31
ALTIRIS INC
filed 2004-05-10
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 26,275,352 shares of the Registrant’s common stock, par value $0.0001, outstanding on May 5, 2004.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Currents assets:
Cash and cash equivalents	$88,232,000	$61,581,000
Available-for-sale securities	59,697,000	77,450,000
Accounts receivable, net of allowances of $2,722,000 and $2,195,000, respectively	24,893,000	23,479,000
Prepaid expenses and other current assets	4,939,000	4,131,000
Deferred tax asset	852,000	852,000

Total current assets	178,613,000	167,493,000
Property and equipment, net	4,995,000	4,517,000
Intangible assets, net	24,066,000	22,951,000
Goodwill	15,793,000	15,698,000
Other assets	129,000	128,000

Total assets	$223,596,000	$210,787,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,103,000	$1,008,000
Accounts payable	3,235,000	2,769,000
Accrued salaries and benefits	7,259,000	7,220,000
Other accrued expenses	3,593,000	4,172,000
Deferred revenue	24,208,000	21,620,000

Total current liabilities	39,398,000	36,789,000
Capital lease obligations, net of current portion	1,085,000	818,000
Deferred tax liability, non-current	1,922,000	1,921,000
Deferred revenue, non-current	5,562,000	4,409,000

Total liabilities	47,967,000	43,937,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,237,969 and 25,983,659 shares outstanding, respectively	3,000	3,000
Additional paid-in capital	182,598,000	177,185,000
Deferred compensation	(741,000)	(899,000)
Accumulated other comprehensive income	173,000	58,000
Accumulated deficit	(6,404,000)	(9,497,000)

Total stockholders’ equity	175,629,000	166,850,000

Total liabilities and stockholders’ equity	$223,596,000	$210,787,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Software	$24,717,000	$12,811,000
Services	12,695,000	8,033,000

Total revenue	37,412,000	20,844,000

Cost of revenue:
Software	321,000	199,000
Amortization of acquired intellectual property	1,048,000	148,000
Services	4,204,000	2,640,000

Total cost of revenue	5,573,000	2,987,000

Gross profit	31,839,000	17,857,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $89,000 and $193,000, respectively)	15,096,000	8,063,000
Research and development (exclusive of stock-based compensation of $16,000 and $35,000, respectively)	7,891,000	5,374,000
General and administrative (exclusive of stock-based compensation of $53,000 and $104,000, respectively)	3,067,000	1,802,000
Stock-based compensation	158,000	332,000
Amortization of intangible assets	664,000	23,000

Total operating expenses	26,876,000	15,594,000

Income from operations	4,963,000	2,263,000

Other income (expense):
Interest income (expense), net	426,000	269,000
Other income (expense), net	(205,000)	89,000

Other income, net	221,000	358,000

Income before income taxes	5,184,000	2,621,000
Provision for income taxes	(2,091,000)	(137,000)

Net income	$3,093,000	$2,484,000

Basic net income per common share	$0.12	$0.12

Diluted net income per common share	$0.11	$0.11

Basic weighted average common shares outstanding	26,108,000	20,491,000
Diluted weighted average common shares outstanding	27,540,000	22,182,000

Other comprehensive income:
Net income	$3,093,000	$2,484,000
Unrealized gain on available-for-sale securities	159,000	102,000
Foreign currency translation adjustments	(44,000)	(21,000)

Comprehensive income	$3,208,000	$2,565,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,093,000	$2,484,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,402,000	594,000
Stock-based compensation	158,000	332,000
Provision for doubtful accounts and other allowances	1,102,000	343,000
Reduction of income taxes payable as a result of stock option exercises	2,834,000	—
Deferred income taxes	(1,106,000)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,654,000)	(4,369,000)
Prepaid expenses and other current assets	(814,000)	208,000
Other assets	1,000	(11,000)
Accounts payable	445,000	342,000
Accrued salaries and benefits	62,000	(741,000)
Other accrued expenses	(534,000)	(1,648,000)
Deferred revenue	3,742,000	613,000

Net cash provided by (used in) operating activities	8,731,000	(1,853,000)

Cash flows from investing activities:
Purchase of property and equipment	(494,000)	(227,000)
Purchase of available-for-sale securities	(13,831,000)	(104,000)
Disposition of available-for-sale securities	31,741,000	3,646,000
Cash paid for asset acquisitions	(952,000)	—

Net cash provided by investing activities	16,464,000	3,315,000

Cash flows from financing activities:
Principal payments on notes payable	—	(144,000)
Principal payments under capital lease obligations	(319,000)	(220,000)
Net proceeds from the issuance of common shares	1,739,000	761,000

Net cash provided by financing activities	1,420,000	397,000

Net increase in cash and cash equivalents	26,615,000	1,859,000
Effect of foreign exchange rates on cash and cash equivalents	36,000	(161,000)
Cash and cash equivalents, beginning of period	61,581,000	46,674,000

Cash and cash equivalents, end of period	$88,232,000	$48,372,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,000	$69,000
Cash paid for income taxes	$128,000	$138,000
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$681,000	$369,000
Issuance of common shares in connection with asset acquisitions:
Assets acquired	$2,842,000	$—
Liabilities assumed	$1,134,000	$—
Value of common shares issued	$840,000	$—
Unrealized gain on available-for-sale securities	$159,000	$102,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and description of business

Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company develops and markets Information Technology (“IT”) lifecycle management software products that enable IT professionals to better utilize and manage corporate IT resources. The Company markets its software products directly to end user licensees and indirectly through original equipment manufacturers (“OEM”), distributors and other indirect sales channels.

(2) Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) on the same basis as the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are adequate to make the information presented not misleading.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the entire calendar year ending December 31, 2004.

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

Cash and cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, taxable auction rate notes and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $71.0 million and $42.4 million as of March 31, 2004 and December 31, 2003, respectively.

.

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

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. No securities have been in a continuous unrealized loss position for 12 or more months. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $12,000 and $0 for the three months ended March 31, 2004 and 2003, respectively, have been recognized as a component of other income (expense), net.

Available-for-sale securities as of March 31, 2004 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$50,503,000	$121,000	$—	$50,624,000
Corporate debt	7,735,000	52,000	(7,000)	7,780,000
Equities	1,189,000	104,000	—	1,293,000

Total available-for-sale securities	$59,427,000	$277,000	$(7,000)	$59,697,000

Available-for-sale securities as of December 31, 2003 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$68,082,000	$73,000	$(15,000)	$68,140,000
Corporate debt	8,077,000	52,000	(23,000)	8,106,000
Equities	1,180,000	24,000	—	1,204,000

Total available-for-sale securities	$77,339,000	$149,000	$(38,000)	$77,450,000

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

The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Revenue generated from operations for which the Company does not have sufficient historical return experience to estimate returns will not be recognized until the return right lapses. Effective January 1, 2003, management concluded that the Company had sufficient historical return experience for European locations where the Company had historically not recognized revenue until the 30-day return right lapsed. Accordingly, during the three months ended March 31, 2003, the Company has recognized revenue in these locations upon delivery and has provided an allowance for estimated returns. The net impact on license revenue from this change in accounting estimate was $918,000 for the three months ended March 31, 2003.

Historically, the Company required a purchase order to demonstrate persuasive evidence of an arrangement. However, the Company has recently encountered customers who do not have a customary business practice of using purchase orders. In these instances, the Company will consider electronic mail to be persuasive evidence of an arrangement. Accordingly, effective April 1, 2004, the Company will consider electronic mail with the same information, qualifications, and appropriate approvals contained in a physical purchase order to be persuasive evidence of an arrangement when it is customary business practice for the customer.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Intangible assets

Intangible assets represent acquired intellectual property, customer lists, core technology, trademark and trade name, and non-compete agreements. The intangible assets, other than trademark and trade name which have an indefinite useful life, are being amortized using the straight-line method over estimated useful lives of 18 months to 6 years. Amortization of acquired intellectual property is classified as a cost of revenue in the accompanying statements of operations.

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

As of March 31, 2004, management did not consider any of the Company’s long-lived assets to be impaired.

Goodwill

Goodwill resulted from the Company’s acquisition of Wise Solutions effective December 1, 2003. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill. Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of March 31, 2004, management did not consider goodwill to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Translation of foreign currencies

The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income (loss) which is a component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income (expense), net and amounted to a loss of $204,000 for the three months ended March 31, 2004 and a gain of $94,000 for the three months ended March 31, 2003.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-based compensation

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123. Under this method, compensation expense is recorded on the date of grant based on the estimated fair value of the option on the grant date. The weighted-average fair value of the options granted under the plans in the three months ended March 31, 2004 and 2003 was $25.76 and $12.56, respectively. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the three months ended March 31, 2004 and 2003: average risk-free interest rates of 2.79 and 3.05 percent, respectively; weighted average volatility of 139 and 165 percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in the three months ended March 31, 2004 and 2003 was $13.76 and $6.42, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for the three months ended March 31, 2004 and 2003: risk free interest rates of 0.99 and 2.90 percent, respectively; weighted average volatility of 139 and 165 percent, respectively; expected dividend yield of 0 percent; and an expected life of six months. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net income and net income per common share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Net income attributable to common stockholders:
As reported	$3,093,000	$2,484,000
Stock-based employee compensation expense included in reported net income, net of tax	158,000	332,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(3,546,000)	(2,179,000)

Pro forma income (loss)	$(295,000)	$637,000

Basic net income per common share:
As reported	$0.12	$0.12
Pro forma	$(0.01)	$0.03
Diluted net income per common share:
As reported	$0.11	$0.11
Pro forma	$(0.01)	$0.03

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform with the current period’s presentation.

(3) Net income per common share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of stock options . During the three months ended March, 2004 and 2003, there were no outstanding common share equivalents that were not included in the computation of Diluted EPS.

The following table summarizes the Company’s share computations for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Basic Weighted Average Shares Outstanding:	26,108,000	20,491,000
Dilutive Effect of Stock Options	1,430,000	1,690,000
Dilutive Effect of the Employee Stock Purchase Plan	2,000	1,000

Diluted Weighted Average Shares Outstanding:	27,540,000	22,182,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(4) Acquisition

FSLogic

On February 26, 2004, the Company acquired FSLogic Inc. (“FSLogic”) by means of a merger of FSLogic with and into FSL L.L.C., a Utah limited liability company and a wholly owned subsidiary of the Company (the “Acquisition”). At the effective time of the Acquisition, the separate corporate existence of FSLogic ceased and FSL L.L.C. survived as a wholly owned subsidiary of the Company. The 31,970 shares of the Company’s common stock issued in connection with the Acquisition were valued at approximately $0.8 million based upon the closing price on February 25, 2004, the date the Company signed the merger agreement with FSLogic.

A total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows:

Cash consideration	$875,000
Common stock	840,000
Acquisition costs	27,000

Total purchase price	$1,742,000

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount	Amortization Period
Tangible assets	$11,000
Liabilities	(1,107,000)
Intangible assets:
Core technology	2,778,000	18 months
Customer list	60,000	18 months

Purchase Price	$1,742,000

No proforma information is provided for this acquisition as the results are immaterial to the results of the Company as a whole.

Wise Solutions

In December 2003, the Company acquired Wise Solutions, Inc., as previously disclosed.

The transaction was accounted for as a purchase and, accordingly, the operating results of Wise Solutions have been included in the Company’s accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of the Company and Wise Solutions as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets and interest income, net of related tax effects. In-process research and development of $0.9 million has been excluded from the following presentation (in thousands, except per share amounts):

March 31, 2003
Net revenues	$25,955
Net income	$1,715
Basic net income per share	$0.08
Diluted net income per share	$0.08

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(5) Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims by third-parties relating to the Company’s rights to use and distribute its products. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At December 31, 2003, the Company is not aware of any material liabilities arising from these indemnifications.

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

In June 2003, InstallShield Software Technologies, Inc., or InstallShield, filed suit against Wise Solutions, Inc., or Wise Solutions, in the United States District Court for the Northern District of Illinois Eastern Division. In December 2003, the Company acquired Wise Solutions by means of a merger transaction, with Wise Solutions surviving as the Company’s wholly owned subsidiary. InstallShield claims that its suit arises out of a criminal investigation of Wise Solutions conducted by the U.S. Attorney and FBI, which investigation has not been formally concluded. Management believes the investigation concerns the same facts and circumstances upon which the civil suit is based.

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

The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. Management believes that they have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company periodically performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended March 31,
	2004	2003
Revenue:
Hewlett-Packard	34%	29%
Dell	26%	8%

	March 31, 2004	December 31, 2003
Accounts receivable:
Hewlett-Packard	35%	24%
Dell	18%	16%

(6) Segment, geographic and customer information

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

Revenue from customers located outside the United States accounted for 34% and 39% of total revenue for the three months ended March 31, 2004 and 2003, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of March 31, 2004.

The following table presents revenue by geographic areas:

	Three months ended March 31,
	2004	2003
Domestic operations:
Domestic customers	$24,837,000	$12,729,000
International customers	2,383,000	1,013,000

Total	27,220,000	13,742,000

International operations:
Europe customers	8,550,000	6,501,000
Other customers	1,642,000	601,000

Total	10,192,000	7,102,000

Consolidated revenue	$37,412,000	$20,844,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	the impact of quarterly fluctuations of revenue and operating results;

•	the dependence of our products on Microsoft Windows market;

•	our expectations concerning our relationships with Hewlett-Packard and Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers and systems integrators;

•	levels of capital expenditures;

•	fluctuations in interest rates;

•	legal proceedings;

•	changes in accounting standards;

•	the trend of our costs and expenses;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.

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

History and background

We began operations in 1996 as the software division of KeyLabs, a privately held independent software quality and e-commerce testing company. In August 1998, Altiris, Inc. was formed as a separate corporation.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq’s Carbon Copy technology, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, which added system back-up and recovery technology to our product offerings. In December 2003, we acquired Wise Solutions, which added enterprise application packaging to our product offerings. In February 2004, we acquired FSLogic Inc., which added file system layering technology that enhances our application management capabilities.

Sources of revenue

We derive the large majority of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as distributors, value added resellers, or VARs, original equipment manufactures, or OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 34% of our total revenue in the three months ended March 31, 2004, 33% of our total revenue in the year ended 2003, and 20% of our total revenue in the year ended 2002. As of March 31, 2004, we had sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom.

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

Historically, we required a purchase order to demonstrate persuasive evidence of an arrangement. However, we have recently encountered customers who do not have a customary business practice of using purchase orders. In these instances, we will consider electronic mail to be persuasive evidence of an arrangement. Accordingly, effective April 1, 2004, we will consider electronic mail with the same information, qualifications, and appropriate approvals contained in a physical purchase order to be persuasive evidence of an arrangement when it is customary business practice for the customer.

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of March 31, 2004, we had $29.8 million of deferred revenue.

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

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

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

We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We generally also provide a 30-day return right. We periodically perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. Revenue generated from operations in geographical locations where we do not yet have sufficient historical return experience is not recognized until the return right lapses. Our actual bad debts and returns may differ from our estimates and the difference could be significant.

In connection with the acquisitions of the assets of Computing Edge, Tekworks, Previo, Wise Solutions, FSLogic, and the Carbon Copy technology, we recorded $35.0 million of intangible assets consisting of intellectual property, customer lists, core technology, trademark and trade name, non-compete agreements, and goodwill. Trademark and trade name and goodwill have indefinite lives. We evaluate goodwill for impairment, using a fair value based analysis, at least annually. The identifiable intangible assets are generally amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.

We provided a valuation allowance of $4.4 million and $5.9 million against our entire net deferred tax assets as of March 31, 2004 and December 31, 2003, respectively. The valuation allowance was recorded given the losses we have incurred through March 31, 2004 and the uncertainties regarding our future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, and released the valuation allowance, a deferred tax provision benefit of $0 would have been recorded in the three months ended March 31, 2004 and 2003. The remaining benefit associated with a release of valuation allowance would be attributable to stock option tax deductions and recorded as an increase to additional paid-in-capital. We will continue to evaluate the evaluation allowance, and, in 2004, we may eliminate some or all of the valuation allowance if and as we continue to operate at a profit.

Losses since inception and limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, we have incurred significant losses since our inception and had an accumulated deficit of $6.4 million as of March 31, 2004.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support growth and such other risks described under the caption “Factors That May Affect Future Results” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Revenues:
Software	66%	61%
Services	34	39

Total revenue	100	100

Cost of Revenue:
Software	1	1
Amortization of acquired intellectual property	3	1
Services	11	12

Total cost of revenue	15	14

Gross Profit	85	86

Operating Expenses:
Sales and marketing	40	39
Research and development	21	26
General and administrative	8	9
Amortization of intangibles	2	—
Stock-based compensation	1	1

Total operating expenses	72	75

Income from operations	13	11
Other income, net	1	2
Provision for income taxes	(6)	(1)

Net income	8%	12%

Revenue

Our total revenue increased from $20.8 million for the three months ended March 31, 2003 to $37.4 million for the three months ended March 31, 2004, representing growth of 79%. Revenue from customers outside of the United States increased from $8.1 million for the three months ended March 31, 2003 to $12.6 million for the three months ended March 31, 2004, representing growth of 55%. Sales to HP and Dell accounted for 29% and 8% of our total revenue for the three months ended March 31, 2003, respectively, and 34% and 26% of our total revenue for the three months ended March 31, 2004, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.

Software.    Our software revenue increased from $12.8 million for the three months ended March 31, 2003 to $24.7 million for the three months ended March 31, 2004, representing growth of 93%. The increase in the three months ended March 31, 2004 as compared to the comparable fiscal 2003 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Services.    Services revenue increased from $8.0 million for the three months ended March 31, 2003 to $12.7 million for the three months ended March 31, 2004, representing an increase of 58%. The $4.7 million increase in services revenue in the three months ended March 31, 2004 as compared to the comparable period of 2003 was due to an increase of $2.5 million of new and renewed AUP associated with the increase in software license revenue, $0.1 million in revenues from non-recurring engineering arrangements, and $3.1 million in consulting and training revenue due to more service engagements purchased, offset by a $1.0 million decrease in conference revenue from the Microsoft Management Summit (MMS) user conference. We did not participate as a co-sponsor in the 2004 MMS user conference.

Cost of revenue

Software.    Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $0.3 million for the three months ended March 31, 2003 to $1.4 million for the three months ended March 31, 2004, representing an increase of 295%. The increase was due to a $0.1 million increase in software costs and a $0.9 million increase in amortization of acquired intellectual property. Cost of software revenue, excluding amortization, was $0.2 million for the three months ended March 31, 2003 and $0.3 million for the three months ended March 31, 2004. Excluding amortization of acquired intellectual property, cost of software revenue represented 2% of software revenue for the three months ended March 31, 2003 and 1% of software revenue for the three months ended March 31, 2004.

Services.    Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel, and the cost of the MMS user conference. Our cost of services revenue increased from $2.6 million for the three months ended March 31, 2003 to $4.2 million for the three months ended March 31, 2004. The increase in our cost of services revenue was due to an increase of $2.6 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements, offset by a $1.0 million decrease in conference costs from not participating as a co-sponsor in the 2004 MMS user conference. Cost of services revenue represented 33% of services revenue for both the three months ended March 31, 2003 and 2004.

Operating expenses

Sales and marketing.    Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $8.1 million for the three months ended March 31, 2003 to $15.1 million for the three months ended March 31, 2004, an increase of 87%. The increase in the fiscal 2004 as compared to the comparable 2003 fiscal period was primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 230 employees at March 31, 2003 to 327 employees at March 31, 2004. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 39% of total revenue for the three months ended March 31, 2003 and 40% of total revenue for the three months ended March 31, 2004. The increase primarily was due to the increase in the salesforce from the acquisition of Wise Solutions, offset by economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2004 as we expand our sales and marketing efforts.

Research and development.    Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $5.4 million for the three months ended March 31, 2003 to $7.9 million for the three months ended March 31, 2004, an increase of 47%. The increase in fiscal 2004 as compared to the comparable fiscal 2003 period was primarily due to an increase in expenses associated with the hiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 190 employees at March 31, 2003 to 241 employees at March 31, 2004. Research and development expense represented 26% of total revenue for the three months ended March 31, 2003 and 21% of total revenue for the three months ended March 31, 2004. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2004.

General and administrative.    General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense was $1.8 million for the three months ended March 31, 2003 and $3.1 million for the three months ended March 31, 2004. The increase in the three months ended March 31, 2004 as compared to the comparable fiscal 2003 period was primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 47 employees at March 31, 2003 to 74 employees at March 31, 2004. General and administrative expense represented 9% of total revenue for the three months ended March 31, 2003 and 8% of total revenue for the three months ended March 31, 2004. We expect that general and administrative expense will continue to increase through the remainder of 2004 to support our growth and due to costs associated with being a public company and compliance with new regulatory requirements.

Stock-based compensation.    We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $0.3 million for the three months ended March 31, 2003 and $0.2 million for the three months ended March 31, 2004.

Amortization of intangible assets.    Amortization of intangible assets relates to the intangible assets acquired in the Computing Edge, Previo, Wise Solutions, and FSLogic acquisitions, excluding intellectual property. Amortization of intangible assets increased from $23,000 for the three months ended March 31, 2003 to $664,000 for the three months ended March 31, 2004. The increase is due to the $664,000 amortization related to the Wise Solutions and FSLogic acquisitions.

Other income (expense), net.    Other income (expense), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $0.4 million for the three months ended March 31, 2003, which consists primarily of interest income and foreign currency transaction gains, offset by interest expense. We had other income of $0.2 million for the three months ended March 31, 2004, which consists primarily of interest income, offset by foreign currency transaction losses and interest expense.

Provision for income taxes.    The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $0.1 million in the three months ended March 31, 2003 and $2.1 million in the three months ended March 31, 2004.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. Prior to becoming a public company, we issued shares of our preferred stock which subsequently converted into common shares upon completion of our initial public offering in May 2002, except for shares of our Series C non-voting preferred stock, which converted into Class B non-voting common stock, then later automatically converted into voting common stock in May 2003. In August 2003, we completed a follow-on public offering of 3,750,000 shares of our common stock and realized net proceeds from the offering of $66.0 million.

Our operating activities provided $8.7 million of cash during the three months ended March 31, 2004 and used $1.9 million during the three months ended March 31, 2003. Cash provided by operating activities in the first three months of 2004 consisted primarily of net income of $3.1 million, adjusted for $2.4 million of depreciation and amortization, $0.2 million of stock-based compensation, a $1.1 million provision for doubtful accounts and other allowances, and $2.8 million for a reduction of income taxes payable as a result of stock option exercises, offset by a $1.1 million increase in deferred income taxes due to the acquisition of FSLogic. Changes in operating assets and liabilities provided $0.2 million of cash during the first three months of 2004 consisting primarily of a $3.7 million increase in deferred revenue, offset by a $2.7 million increase in accounts receivable. Net cash used by operating activities in 2003 consisted primarily of the net income of $2.5 million, adjusted for $0.6 million of depreciation and amortization, $0.3 million of stock-based compensation and a $0.3 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities used $5.6 million of cash during the three months ended March 31, 2003.

Accounts receivable, net increased from $23.5 million as of December 31, 2003 to $24.9 million as of March 31, 2004. Accounts receivable increased as of March 31, 2004 primarily due to sales during the last month of the period with payment not then due. Deferred revenue increased from $26.0 million as of December 31, 2003 to $29.8 million as of March 31, 2004.

Investing activities provided $16.5 million of cash during the three months ended March 31, 2004 and $3.3 of cash during the three months ended March 31, 2003. Cash provided by investing activities during the three months ended March 31, 2004 consisted of $31.7 million in dispositions of available-for-sale securities, offset by $13.8 million in purchases of available-for-sale securities, $0.5 million for purchases of property and equipment, and $0.9 million for acquisitions. Cash provided in investing activities during the three months ended March 31, 2003 primarily consisted of $0.1 million to acquire available-for-sale investments, $3.6 million in dispositions of available-for-sale securities, and $0.2 million of purchases of property and equipment.

Financing activities provided $1.4 million of cash during the three months ended March 31, 2004 and $0.4 million of cash during the three months ended March 31, 2003. During the three months ended March 31, 2004, we received $1.7 million of cash from the exercise of stock options, offset by $0.3 million of payments on capital lease obligations. The cash provided by financing activities during the three months ended March 31, 2003 consisted primarily of $0.8 million of cash from the issuance of common stock, net of issuance costs, offset by $0.4 million of payments on notes payable and capital lease obligations.

As of March 31, 2004, we had stockholders’ equity of $175.6 million and working capital of $139.2 million. Included in working capital is deferred revenue of $24.2 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2004 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Capital leases	$2,188	$1,103	$1,085	$—
Operating leases	6,099	2,401	3,692	6

Total contractual obligations	$8,287	$3,504	$4,777	$6

As of March 31, 2004, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. As originally issued, this Statement would have been effective for financial instruments entered into or modified after May 31, 2003, and otherwise would have been effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 31, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. For mandatorily redeemable financial instruments of a nonpublic entity, SFAS 150 would have become effective for existing or new instruments for fiscal periods beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

Among other changes, the revisions of FIN46R (a) clarified some requirements of the original FIN46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004. The adoption of this interpretation did not have a material effect on our business, results of operations, financial position, or liquidity.

The Emerging Issues Task Force has issued EITF 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The issue is whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services such as those listed in paragraph 9 of SOP 97-2 as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality. For example, in an arrangement that includes software, computer hardware that will contain the software, and additional unrelated equipment, if the software is essential to the functionality of the hardware, the hardware would be considered software-related and, therefore, included within the scope of SOP 97-2. However, because the software is not essential to the functionality of the unrelated equipment, the equipment would not be considered software-related and would, therefore, be excluded from the scope of SOP 97-2. The adoption of this interpretation will not have a material effect on our business, results of operations, financial position, or liquidity.

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

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although quarterly revenues have continued to increase in recent quarters, it was not until the fourth quarter of 2002 that we were profitable under accounting principles generally accepted in the United States of America, or GAAP, and we may not realize sufficient revenue to maintain or increase profitability in future periods. As of March 31, 2004, we had an accumulated deficit of $6.4 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology and products, increase our services capabilities, expand our distribution channels, increase our sales and marketing activities, integrate acquired technologies, businesses and personnel, and expand our United States and international operations. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from maintaining or increasing profitability and, as a result, our stock price could decline. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis.

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

Microsoft has delivered expanded offerings in the systems management software market that compete with our products and has announced its intention to continue to deliver expanded offerings in the systems management software market that may compete with our products. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business may be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that compete with our products may delay or change their buying decisions and limit our ability to increase market penetration and grow our business.

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

Any deterioration of our relationships with HP could adversely affect our ability to develop, market, and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with Hewlett-Packard Company, or HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003 and approximately 34% of our revenue in the first three months of 2004. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed.

In addition, HP recently announced a number of acquisitions of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings through acquiring companies in our market, the level of revenue we derive through our relationship with HP could decline in the future and our growth prospects could be impaired. If our HP customer base perceives that such acquisitions adversely affect our relationship with HP, our ability to grow our HP customer business could be adversely affected.

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

An important part of our future operating results will depend on our relationship with Dell, Inc., or Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003 and 26% of our revenue in the first three months of 2004. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

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

Our growth is dependent on, among other things, market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. As part of our strategy, we intend to continue to make investments in or acquire complementary companies, products, technologies and personnel. We have acquired and integrated technologies from HP, Computing Edge, FSLogic, Previo, Tekworks and Wise Solutions. Acquisitions involve difficulties and risks to our business, including, but not limited to, the following:

•	potential adverse effects on our operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense, increased compensation expense resulting from newly hired employees, and other expenses associated with integrating new technologies, personnel and business operations;

•	failure to integrate acquired technologies with our existing products and technologies;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns;

•	disruption of our ongoing business;

•	incurring significant expenses in evaluating the adequacy of and integrating the acquired company’s internal financial controls;

•	potential loss of the acquired company’s customers;

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	failure to successfully further develop the acquired company’s technology, resulting in the impairment of amounts capitalized as intangible assets;

•	diminishing the value of the Altiris brand or reputation if an acquisition is not successful; and

•	unanticipated costs and liabilities, including significant liabilities that may be hidden or not reflected in the final acquisition price.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that would be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs, and restructuring and other related expenses; or

•	become subject to litigation.

Mergers and acquisitions of technology companies are inherently risky, and we cannot give any assurance that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products or the technologies and intellectual property from which the products are derived.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels and sales force. Our indirect sales channels generated approximately 82% of our revenue in 2003 and approximately 87% of our revenue in the first three months of 2004. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

We also plan to continue to expand our direct sales efforts worldwide and invest substantial resources toward this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified sales personnel. Because we rely heavily on our sales organizations, any failure to expand these organizations with qualified personnel could limit our ability to sell our products. In addition, new sales personnel can require up to several months to begin to generate revenue from the sale of our products. As a result, our operating results may be adversely affected to the extent we incur significant expenses on hiring and retaining new sales personnel who do not begin to generate revenue within several months or at all.

If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew annual upgrade protection, or AUP. Sales to existing customers represented 69% of our revenue in 2003 and 64% of our revenue in the first three months of 2004. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

We have experienced delays in developing new versions and updating releases of our products, including our recent release of the Altiris 6.0 infrastructure products, and may experience similar or more significant product delays in the future. To date, none of these delays has materially harmed our business. If we are unable, for technological or other reasons, to develop and introduce new and improved products or enhanced versions of our existing products in a timely manner, our business and operating results could be harmed. Difficulties in product development, product localization or integration of acquired or licensed technologies could delay or prevent the successful introduction, marketing and delivery of new or improved products to our customers, damage our reputation in the marketplace and limit our growth.

If we fail to manage effectively the significant growth in our business, then our infrastructure, management and resources might be strained and our ability to manage our business could be diminished.

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998 in two offices worldwide, to 642 employees as of March 31, 2004 in 16 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. Our failure to implement or maintain internal systems that enable us to effectively manage our growth, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

Changes in securities laws and regulations have increased our costs, and if significant, could diminish our profitability.

We will continue to incur significant legal, accounting and other expenses to comply with new regulatory requirements. The Sarbanes-Oxley Act of 2002, together with new rules implemented by the SEC and Nasdaq, has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. These additional rules and regulations have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of any new option plans. In addition, we expect to incur significant costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These costs may include additional expenses incurred in implementing changes to our IT systems, if we determine changes to our systems are required. We also expect these regulatory requirements to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result however, if these cost prove significant, they could diminish our profitability.

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

We have traditionally focused our sales efforts on the workgroups and divisions of our customers, resulting in a sales cycle ranging between 30 and 90 days or even longer. We are continually increasing our efforts to generate enterprise-wide sales, which often have sales cycles that extend beyond that experienced with sales to workgroups or divisions. In addition, our sales to larger enterprises have increased in recent periods. If we do not correctly forecast the timing of our sales in a given period, the amount of revenue we recognize in that period could be negatively impacted, which could negatively affect our operating results. In addition, the failure to complete sales, especially large, enterprise-wide sales, in a particular period could significantly reduce revenue in that period, as well as in subsequent periods over which revenue for the sale would likely be recognized. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints, internal acceptance requirements and procurement procedures;

•	concerns about the introduction or announcement of our competitors’ new products;

•	announcements by Microsoft relating to Windows; and

•	potential downturns in the IT market and in economic conditions generally.

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

In addition, we may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to meet the designated standard, we will correct or replace such products or refund fees paid for such products. Our standard agreements in many jurisdictions also provide that we will not be liable for indirect or consequential damages caused by the failure of our products. However, such warranty and limitation of liability provisions are not effective under the laws of certain jurisdictions. Although no product liability suits have been filed to date, the sale and support of our products entails the risk of such claims.

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

Sales to international customers represented approximately 33% of our revenue in 2003 and approximately 34% of our revenue in the first three months of 2004. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles;

•	seasonal reductions in business activity in certain foreign countries, such as the summer months in Europe;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection in foreign countries;

•	unfavorable laws that increase the risks of doing business in certain foreign countries;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

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

Future changes in accounting standards, particularly changes affecting revenue recognition and accounting for stock options, could cause unexpected revenue or earnings fluctuations.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, is currently considering changes to GAAP that, if implemented, would require us to record an additional charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording charges for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $3.3 million in 2002 and decreased our net income by $8.1 million in 2003. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans could make it more difficult for us to provide stock options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased accounting compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our principal stockholders may exercise significant influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our principal stockholders, three entities affiliated with Technology Crossover Ventures, or TCV, beneficially own approximately 17.43% of our common stock and may exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. These actions may be taken even if they are opposed by the other stockholders.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2003, approximately 33% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. During the three months ended March 31, 2004, approximately 27% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Estonia, the Netherlands, Singapore, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of March 31, 2004, we had no hedging contracts outstanding. At March 31, 2004, we had $147.9 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. Management believes that they have adequate provisions for any such matters. Management reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

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

We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, in September of 2002, we acquired certain technology assets from Previo for an aggregate consideration of $1.1 million; in December of 2003, we acquired Wise Solutions for an aggregate consideration of $31.5 million; and in February of 2004, we acquired FSLogic for an aggregate consideration of $0.9 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term interest-bearing, investment-grade securities.

On February 26, 2004, we issued a total of 31,970 shares of unregistered Altiris common stock to former shareholders of FSLogic Inc., in connection with our acquisition of FSLogic. These shares were valued at $26.26 per share as of February 25, 2004, the date we signed the merger agreement with FSLogic. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

We made no repurchase of our shares during the quarter ended March 31, 2004.

ITEM 5.	OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of March 31, 2004, Gregory S. Butterfield, President and Chief Executive Officer and Chairman of Altiris, and Stephen C. Erickson, Vice President, Chief Financial Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description of Document

2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2BB	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AM	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2F	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IF	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DL	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.7JG	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AF	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BF	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(b)    Reports on Form 8-K

On February 2, 2004, the registrant furnished a current report on Form 8-K dated October 27, 2003, relating to the registrant’s financial results of its fourth quarter ended December 31, 2003 and fiscal year end December 31, 2003. Under the current report on Form 8-K, the registrant furnished (but did not file) pursuant to Item 12 under Item 7 the press release entitled “Altiris Reports Financial Results for Fourth Quarter and Calendar Year 2003.”

On February 13, 2004, the registrant amended a current report on 8-K dated December 1, 2003, relating to the registrant’s acquisition of Wise Solutions, by filing a current report on Form 8-K/A, in which the registrant filed under Item 7 financial statements of Wise Solutions and pro forma financial statements of Wise Solutions and the registrant combined.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: May 7, 2004	/s/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2BB	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AM	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2F	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IF	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DL	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.7JG	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AF	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BF	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.