Form 10-Q
period 2004-06-30
ALTIRIS INC
filed 2004-08-09
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   ☒    No  ☐

There were 26,654,391 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 5, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Currents assets:
Cash and cash equivalents	$100,377,000	$61,581,000
Available-for-sale securities	57,774,000	77,450,000
Accounts receivable, net of allowances of $2,650,000 and $2,195,000, respectively	29,255,000	23,479,000
Prepaid expenses and other current assets	5,031,000	4,131,000
Deferred tax asset	985,000	852,000

Total current assets	193,422,000	167,493,000
Property and equipment, net	5,121,000	4,517,000
Intangible assets, net	22,364,000	22,951,000
Goodwill	16,897,000	15,698,000
Other assets	130,000	128,000

Total assets	$237,934,000	$210,787,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,059,000	$1,008,000
Accounts payable	2,486,000	2,769,000
Accrued salaries and benefits	8,962,000	7,220,000
Other accrued expenses	6,331,000	4,172,000
Deferred revenue	27,713,000	21,620,000

Total current liabilities	46,551,000	36,789,000
Capital lease obligations, net of current portion	1,009,000	818,000
Deferred tax liability, non-current	1,922,000	1,921,000
Deferred revenue, non-current	5,408,000	4,409,000

Total liabilities	54,890,000	43,937,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares designated and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,536,433 and 25,983,659, shares outstanding, respectively	3,000	3,000
Additional paid-in capital	186,477,000	177,185,000
Deferred compensation	(570,000)	(899,000)
Accumulated other comprehensive income (loss)	(156,000)	58,000
Accumulated deficit	(2,710,000)	(9,497,000)

Total stockholders’ equity	183,044,000	166,850,000

Total liabilities and stockholders’ equity	$237,934,000	$210,787,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Software	$25,561,000	$15,051,000	$50,278,000	$27,862,000
Services	14,462,000	7,765,000	27,157,000	15,798,000

Total revenue	40,023,000	22,816,000	77,435,000	43,660,000

Cost of revenue:
Software	226,000	152,000	547,000	351,000
Amortization of acquired intellectual property	1,020,000	148,000	2,068,000	296,000
Services	4,988,000	2,203,000	9,192,000	4,843,000

Total cost of revenue	6,234,000	2,503,000	11,807,000	5,490,000

Gross profit	33,789,000	20,313,000	65,628,000	38,170,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $87,000, $185,000, $176,000 and $378,000, respectively)	15,344,000	9,252,000	30,440,000	17,315,000
Research and development (exclusive of stock-based compensation of $16,000, $33,000, $32,000 and $68,000, respectively)	7,766,000	5,909,000	15,657,000	11,283,000
General and administrative (exclusive of stock-based compensation of $42,000, $114,000, $95,000 and $218,000, respectively)	3,517,000	2,032,000	6,584,000	3,834,000
Stock-based compensation	145,000	332,000	303,000	664,000
Amortization of intangible assets	681,000	18,000	1,345,000	41,000

Total operating expenses	27,453,000	17,543,000	54,329,000	33,137,000

Income from operations	6,336,000	2,770,000	11,299,000	5,033,000

Other income (expense):
Interest income (expense), net	391,000	245,000	817,000	514,000
Other income (expense), net	(200,000)	610,000	(405,000)	699,000

Other income, net	191,000	855,000	412,000	1,213,000

Income before income taxes	6,527,000	3,625,000	11,711,000	6,246,000
Provision for income taxes	(2,833,000)	(327,000)	(4,924,000)	(464,000)

Net income	3,694,000	3,298,000	6,787,000	5,782,000

Basic net income per common share	$0.14	$0.16	$0.26	$0.28

Diluted net income per common share	$0.13	$0.15	$0.25	$0.26

Basic weighted average common shares outstanding	26,349,000	21,129,000	26,228,000	20,823,000
Diluted weighted average common shares outstanding	27,553,000	22,546,000	27,465,000	22,159,000

Other comprehensive income:
Net income	$3,694,000	$3,298,000	$6,787,000	$5,782,000
Unrealized gain (loss) on available-for-sale securities	(388,000)	36,000	(230,000)	138,000
Foreign currency translation adjustments	60,000	18,000	16,000	(3,000)

Comprehensive income	$3,366,000	$3,352,000	$6,573,000	$5,917,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,787,000	$5,782,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,834,000	1,267,000
Stock-based compensation	303,000	664,000
Provision for doubtful accounts and other allowances	1,857,000	587,000
Reduction of income taxes payable as a result of stock option exercises	5,171,000	—
Deferred income taxes	(1,246,000)	—
Loss on sale of available-for-sale securities	10,000	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,912,000)	(10,462,000)
Prepaid expenses and other current assets	(931,000)	(1,041,000)
Other assets	(5,000)	(11,000)
Accounts payable	(290,000)	428,000
Accrued salaries and benefits	1,843,000	55,000
Other accrued expenses	1,130,000	(1,132,000)
Deferred revenue	7,094,000	4,288,000

Net cash provided by operating activities	18,645,000	425,000

Cash flows from investing activities:
Purchase of property and equipment	(1,189,000)	(520,000)
Purchase of available-for-sale securities	(36,668,000)	(1,872,000)
Disposition of available-for-sale securities	56,104,000	3,824,000
Cash paid for asset acquisition	(952,000)	—

Net cash provided by investing activities	17,295,000	1,432,000

Cash flows from financing activities:
Principal payments on notes payable	—	(144,000)
Principal payments under capital lease obligations	(632,000)	(464,000)
Net proceeds from the issuance of common shares	3,311,000	2,113,000

Net cash provided by financing activities	2,679,000	1,505,000

Net increase in cash and cash equivalents	38,619,000	3,362,000
Effect of foreign exchange rates on cash and cash equivalents	177,000	(456,000)
Cash and cash equivalents, beginning of period	61,581,000	46,674,000

Cash and cash equivalents, end of period	$100,377,000	$49,580,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$151,000	$138,000
Cash paid for income taxes	$390,000	$98,000

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$874,000	$608,000
Issuance of common shares in connection with asset acquisition:
Assets acquired	$4,031,000	$—
Liabilities assumed	$2,239,000	$—
Value of common shares issued	$840,000	$—
Unrealized gain (loss) on available-for-sale securities	$(230,000)	$138,000

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

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Wise Solutions, Inc., Altiris GmbH (Germany), Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris GmbH (Switzerland), Altiris Estonia OÜ, Altiris K.K. and Altiris Singapore Pte Ltd. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, taxable auction rate notes and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $81.8 million and $42.4 million as of June 30, 2004 and December 31, 2003, respectively.

Available-For-Sale Investment Securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. No securities have been in a continuous unrealized loss position for 12 or more months. When securities are sold, their cost is determined based on the specific identification method. Realized losses of $22,000 and $0 for the three months ended June 30, 2004 and 2003 and $10,000 and $0 for the six months ended June 30, 2004 and 2003, respectively, have been recognized as a component of other income (expenses), net.

Available-for-sale securities as of June 30, 2004 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$48,740,000	$—	$(163,000)	$48,577,000
Corporate debt	7,957,000	25,000	(44,000)	7,938,000
Equities	1,196,000	65,000	(2,000)	1,259,000

Total available-for-sale securities	$57,893,000	$90,000	$(209,000)	$57,774,000

ALTIRIS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Company licenses its IT lifecycle management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software licenses are sold by the reseller, value added reseller or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of license revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements and from consulting services is recognized as the services are performed.

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

Historically, the Company required a purchase order to demonstrate persuasive evidence of an arrangement. However, the Company has recently encountered customers who do not have a customary business practice of using purchase orders. In these instances, the Company will consider electronic mail to be persuasive evidence of an arrangement. Accordingly, effective April 1, 2004, the Company began considering electronic mail with the same information, qualifications, and appropriate approvals contained in a physical purchase order to be persuasive evidence of an arrangement when it is customary business practice for the customer.

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

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As of June 30, 2004, management did not consider any of the Company’s long-lived assets to be impaired.

ALTIRIS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Goodwill

Goodwill resulted from the Company’s acquisition of Wise Solutions effective December 1, 2003. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill. Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of June 30, 2004, management did not consider goodwill to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Translation of foreign currencies

The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income (loss), which is a component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income (expense), net and amounted to a loss of $200,000 for the three months ended June 30, 2004 and a loss of $64,000 for the three months ended June 30, 2003. Foreign currency transaction gains or losses amounted to a loss of $405,000 for the six months ended June 30, 2004 and a gain of $30,000 for the six months ended June 30, 2003.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123. Under this method, compensation expense is recorded on the date of grant based on the estimated fair value of the option on the grant date. The weighted-average fair value of the options granted under the plans in the three months ended June 30, 2004 and 2003 and in the six months ended June 30, 2004 and 2003 was $25.82, $14.56, $25.77 and $12.74, respectively. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the three months ended June 30, 2004 and 2003 and during the six months ended June 30, 2004 and 2003: average risk-free interest rates of 3.81, 2.93, 2.97 and 2.97 percent, respectively; weighted average volatility of 138, 166, 139 and 165 percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 was $13.76, $6.42, $13.76 and $6.42, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003: risk free interest rates of 0.99, 1.20, 0.99 and 1.20 percent, respectively; weighted average volatility of 139, 165, 139 and 165 percent, respectively; expected dividend yield of 0 percent; and an expected life of six months. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net income and net income per common share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income attributable to common stockholders:
As reported	$3,694,000	$3,298,000	$6,787,000	$5,782,000
Stock-based employee compensation expense included in reported net income (loss), net of tax	145,000	332,000	303,000	664,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(3,767,000)	(2,248,000)	(7,313,000)	(4,427,000)

Pro forma	$72,000	$1,382,000	$(223,000)	$2,019,000

Basic net income per common share:
As reported	$0.14	$0.16	$0.26	$0.28
Pro forma	$—	$0.07	$(0.01)	$0.10
Diluted net income per common share:
As reported	$0.13	$0.15	$0.25	$0.26
Pro forma	$—	$0.06	$(0.01)	$0.09

ALTIRIS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Common share equivalents consist of shares issuable upon the exercise of stock options. During the three and six months ended June 30, 2004 and 2003, there were 363,000, 0, 363,000, and 0 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS.

The following table summarizes the Company’s share computations for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic Weighted Average Shares Outstanding:	26,349,000	21,129,000	26,228,000	20,823,000
Dilutive Effect of Stock Options	1,198,000	1,407,000	1,231,000	1,326,000
Dilutive Effect of the Employee Stock Purchase Plan	6,000	10,000	6,000	10,000

Diluted Weighted Average Shares Outstanding:	27,553,000	22,546,000	27,465,000	22,159,000

(4) Acquisitions

FSLogic

On February 26, 2004, the Company acquired FSLogic Inc. (“FSLogic”) by means of a merger of FSLogic with and into FSL L.L.C., a Utah limited liability company and a wholly owned subsidiary of the Company (the “Acquisition”). At the effective time of the Acquisition, the separate corporate existence of FSLogic ceased, and FSL L.L.C. survived as a wholly owned subsidiary of the Company. The 31,970 shares of the Company’s common stock issued in connection with the Acquisition were valued at approximately $0.8 million based upon the closing price on February 25, 2004, the date the Company signed the merger agreement with FSLogic.

A total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows:

Cash consideration	$875,000
Common stock	840,000
Acquisition costs	27,000

Total purchase price	$1,742,000

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount	Amortization Period
Tangible assets	$11,000
Liabilities	(1,107,000)
Intangible assets:
Core technology	2,778,000	18 months
Trademark and patent	60,000	18 months

Purchase Price	$1,742,000

No proforma information is provided for this acquisition as the results are immaterial to the results of the Company as a whole.

ALTIRIS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Wise Solutions

In December 2003, the Company acquired Wise Solutions, Inc. (“Wise Solutions”), as previously disclosed.

During the second quarter, the Company booked additional goodwill related to the acquisition of Wise Solutions of $1.1 million. This increase was related to the termination of employees of Wise Solutions, which was accounted for in accordance with EITF 95-3: Recognition of Liabilities in Connection with a Purchase Business Combination, and a resolution of pre-acquisition contingency related to InstallShield’s suit against Wise Solutions.

The transaction was accounted for as a purchase and, accordingly, the operating results of Wise Solutions have been included in the Company’s accompanying condensed consolidated statements of operations from the date of acquisition. The following unaudited pro forma information presents the combined results of the Company and Wise Solutions as if the acquisition had occurred as of the beginning of 2003, after applying certain adjustments, including amortization of intangible assets and interest income, net of related tax effects. In-process research and development of $0.9 million has been excluded from the following presentation:

	For the three months ended	For the six months ended
	June 30, 2003	June 30, 2003
Net revenues	$27,615,000	$53,570,000
Net income	$1,999,000	$3,714,000
Basic net income per share	$0.09	$0.18
Diluted net income per share	$0.09	$0.17

(5) Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims by third parties relating to the Company’s rights to use and distribute its products. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At June 30, 2004, the Company is not aware of any material liabilities arising from these indemnifications.

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

In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas, requesting compensatory damages and injunctive relief. Symantec and PowerQuest claim that the Company is infringing one of Symantec’s patents and two of PowerQuest’s patents. In its answer to the complaint, the Company denied the claims of infringement and brought a counterclaim asserting that the patents in question are invalid and that Symantec is infringing two of the Company’s patents. The Company intends to vigorously defend against the claims made by Symantec and PowerQuest and prosecute its counterclaims against Symantec.

In June 2003, InstallShield Software Technologies, Inc., or InstallShield, filed suit against Wise Solutions, Inc., or Wise Solutions, in the United States District Court for the Northern District of Illinois Eastern Division. In December 2003, the Company acquired Wise Solutions by means of a merger transaction, with Wise Solutions surviving as the Company’s wholly owned subsidiary. InstallShield claimed that its suit arose out of a criminal investigation of Wise Solutions conducted by the U.S. Attorney’s office in Chicago, Illinois and the FBI. Management believes the government investigation concerns the same facts and circumstances upon which the civil suit was based. In July 2004, the parties entered into a settlement agreement that resolved all claims made by the parties in the civil litigation, and the Court has dismissed the case with prejudice. The Company has accrued for this settlement as of June 30, 2004. Although the criminal investigation has not been formally concluded, neither Wise Solutions nor the Company is aware of any action initiated by the U.S. Attorney or the FBI concerning Wise Solutions over the past year.

The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been incurred

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company periodically performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and six months ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Hewlett Packard	34%	26%	34%	27%
Dell	24%	10%	25%	9%
Northrop Grumman	1%	17%	—%	9%

	June 30, 2004	December 31, 2003
Accounts receivable:
Hewlett Packard	34%	24%
Dell	12%	16%

(6) Segment, geographic and customer information

The Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

Revenue from customers located outside the United States accounted for 32% and 27% of total revenue for the three months ended June 30, 2004 and 2003, respectively, and 33% for the six months ended June 30, 2004 and 2003. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of June 30, 2004.

The following table presents revenue by geographic areas:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Domestic operations:
Domestic customers	$27,061,000	$16,704,000	$51,898,000	$29,433,000
International customers	1,590,000	906,000	3,973,000	1,919,000

Total	28,651,000	17,610,000	55,871,000	31,352,000

International operations:
Europe customers	9,334,000	4,337,000	17,884,000	10,838,000
Other customers	2,038,000	869,000	3,680,000	1,470,000

Total	11,372,000	5,206,000	21,564,000	12,308,000

Consolidated revenue	$40,023,000	$22,816,000	$77,435,000	$43,660,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	the impact of quarterly fluctuations of revenue and operating results;

•	the dependence of our products on the Microsoft Windows market;

•	our expectations concerning our relationships with Hewlett-Packard Company, or HP, and Dell, Inc., or Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers and systems integrators;

•	levels of capital expenditures;

•	fluctuations in interest rates;

•	legal proceedings;

•	changes in accounting standards;

•	the trend of our costs and expenses;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company—Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Our Internet website address is http://www.altiris.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

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

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 33% of our total revenue in the six months ended June 30, 2004, 33% of our total revenue in the year ended 2003, and 20% of our total revenue in the year ended 2002. As of June 30, 2004, we had sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom.

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

Historically, we required a purchase order to demonstrate persuasive evidence of an arrangement. However, we have recently encountered customers who do not have a customary business practice of using purchase orders. In these instances, we will consider electronic mail to be persuasive evidence of an arrangement. Accordingly, on April 1, 2004, we began considering electronic mail with the same information, qualifications, and appropriate approvals contained in a physical purchase order to be persuasive evidence of an arrangement when it is customary business practice for the customer.

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of June 30, 2004, we had $33.1 million of deferred revenue.

Services revenue

We derive services revenue primarily from AUP, technical support arrangements, consulting, and training. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements and from consulting services is recognized as the services are performed.

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

In connection with various acquisitions, we recorded $51.9 million of intangible assets consisting of intellectual property, customer lists, core technology, trademark and trade name, non-compete agreements, and goodwill. Trademark and trade name and goodwill have indefinite lives. We evaluate goodwill for impairment, using a fair value based analysis, at least annually. The identifiable intangible assets are generally amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.

We provided a valuation allowance of $4.2 million and $5.9 million against our entire net deferred tax assets as of June 30, 2004 and December 31, 2003, respectively. The valuation allowance was recorded given the losses we have incurred through June 30, 2004 and the uncertainties regarding our future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, and released the valuation allowance, a deferred tax provision benefit of $0 would have been recorded in the six months ended June 30, 2004 and 2003. The remaining benefit associated with a release of valuation allowance would be attributable to stock option tax deductions and recorded as an increase to additional paid-in-capital. We will continue to evaluate the evaluation allowance and, in 2004, we may eliminate some or all of the valuation allowance if and as we continue to operate at a profit.

Limited operating history

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2003	2002
Revenues:
Software	64%	66%	65%	64%
Services	36	34	35	36

Total revenue	100	100	100	100

Cost of Revenue:
Software	1	1	1	1
Amortization of acquired intellectual property	3	—	2	1
Services	12	10	12	11

Total cost of revenue	16	11	15	13

Gross Profit	84	89	85	87

Operating Expenses:
Sales and marketing	38	41	39	40
Research and development	19	26	20	25
General and administrative	9	9	9	9
Stock-based compensation	—	1	—	1
Amortization of intangibles	2	—	2	—

Total operating expenses	68	77	70	75

Income (loss) from operations	16	12	15	12
Other income (expense), net	—	3	—	2
Provision for income taxes	(7)	(1)	(6)	(1)

Net income (loss)	9%	14%	9%	13%

Revenue

Our total revenue increased from $22.8 million for the three months ended June 30, 2003 to $40.0 million for the three months ended June 30, 2004, representing growth of 75% and from $43.7 million for the six months ended June 30, 2003 to $77.4 million for the six months ended June 30, 2004, representing growth of 77%. Revenue from customers outside of the United States increased from $6.1 million for the three months ended June 30, 2003 to $13.0 million for the three months ended June 30, 2004, representing growth of 112%, and from $14.2 million for the six months ended June 30, 2003 to $25.5 million for the six months ended June 30, 2004, representing growth of 79%. Sales to HP and Dell accounted for 26% and 10% of our total revenue for the three months ended June 30, 2003, respectively, and 34% and 24% of our total revenue for the three months ended June 30, 2004, respectively, and 27% and 9% of our total revenue for the six months ended June 30, 2003, respectively and 34% and 25% of our total revenue for the six months ended June 30, 2004, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.

Software. Our software revenue increased from $15.1 million for the three months ended June 30, 2003 to $25.6 million for the three months ended June 30, 2004, representing growth of 70%. The increase in the three months ended June 30, 2004 as compared to the comparable fiscal 2003 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Our software revenue increased from $27.9 million for the six months ended June 30, 2003 to $50.3 million for the six months ended June 30, 2004, representing growth of 80%. The increase during the six months ended June 30, 2004 as compared to the comparable fiscal 2003 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Services. Services revenue increased from $7.8 million for the three months ended June 30, 2003 to $14.5 million for the three months ended June 30, 2004, representing an increase of 86%. The $6.7 million increase in services revenue in the three months ended June 30, 2004 as compared to the comparable period of 2003 was mainly due to an increase of $3.2 million of new and renewed AUP associated with the increase in software license revenue and an increase of $3.5 million in consulting and training revenue due to more service engagements purchased.

Services revenue increased from $15.8 million for the six months ended June 30, 2003 to $27.2 million for the six months ended June 30, 2004, representing an increase of 72%. The $11.4 million increase was primarily due to $5.7 million of new and renewed AUP associated with the increase in software license revenue and to an increase of $6.7 in consulting and training revenue, offset by a $1.0 million decrease in conference revenue from the Microsoft Management Summit (MMS) user conference. We did not participate as a co-sponsor in the 2004 MMS user conference as we had done in previous years.

Cost of revenue

Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $0.3 million for the three months ended June 30, 2003 to $1.2 million for the three months ended June 30, 2004, representing an increase of 315%. The increase was due to a $0.9 million increase in amortization of acquired intellectual property.

Our cost of software license revenue increased from $0.6 million for the six months ended June 30, 2004 to $2.6 million for the six months ended June 30, 2004, representing an increase of 304%. The increase in amortization of acquired intellectual property is due to the acquired intellectual property from the acquisitions of Wise and FSLogic.

Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel, and the cost of the MMS user conference. Our cost of services revenue increased from $2.2 million for the three months ended June 30, 2003 to $5.0 million for the three months ended June 30, 2004. The increase in our cost of services revenue was due to an increase of $2.8 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements. Cost of services revenue represented 28% of services revenue for the three months ended June 30, 2003 and 34% for the three months ended June 30, 2004.

Our cost of services revenue increased from $4.8 million for the six months ended June 30, 2004 to $9.2 million for the six months ended June 30, 2004. The increase in our cost of services revenue was primarily due to an increase of $5.4 million in professional service costs associated with the increase in related consulting and training revenue, offset by a decrease of $1.0 million in conference costs from not participating as a co-sponsor in the 2004 MMS user conference. Cost of services revenue represented 31% of services revenue for the six months ended June 30, 2003 and 34% of services revenue for the six months ended June 30, 2004. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $9.3 million for the three months ended June 30, 2003 to $15.3 million for the three months ended June 30, 2004, an increase of 66%, and from $17.3 million for the six months ended June 30, 2003 to $30.4 million for the six months ended June 30, 2004, an increase of 76%. The increases in both fiscal 2004 periods as compared to the comparable 2003 fiscal periods were primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 226 employees at June 30, 2003 to 326 employees at June 30, 2004. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 41% of total revenue for the three months ended June 30, 2003 and 38% of total revenue for the three months ended June 30, 2004 and represented 40% of total revenue for the six months ended June 30, 2003 and 39% of total revenue for the six months ended June 30, 2004. The increase primarily was due to the increase in the sales force from the acquisition of Wise Solutions, offset by economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2004 as we expand our sales and marketing efforts.

Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $5.9 million for the three months ended June 30, 2003 to $7.8 million for the three months ended June 30, 2004, an increase of 31% and from $11.3 million for the six months ended June 30, 2003 to $15.7 million for the six months ended June 30, 2004, an increase of 39%. The increases in both fiscal 2004 periods as compared to the comparable fiscal 2003 periods were primarily due to an increase in expenses associated with the hiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 196 employees at June 30, 2003 to 256 employees at June 30, 2004. Research and development expense represented 26% of total revenue for the three months ended June 30, 2003 and 19% of total revenue for the three months ended June 30, 2004. Research and development expense represented 25% of total revenue for the six months ended June 30, 2003 and 20% of total revenue for the six months ended June 30, 2004. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2004.

General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $2.0 million for the three months ended June 30, 2003 to $3.5 million for the three months ended June 30, 2004, an increase of 73% and from $3.8 million for the six months ended June 30, 2003 to $6.6 million for the six months ended June 30, 2004, an increase of 72%. The increases in both fiscal 2004 periods as compared to the comparable fiscal 2003 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 51 employees at June 30, 2003 to 78 employees at June 30, 2004. General and administrative expense represented 9% of total revenue for the three months ended June 30, 2003 and 2004. General and administrative expense represented 9% of total revenue for the six months ended June 30, 2003 and 2004. We expect that general and administrative expense will continue to increase through the remainder of 2004 to support our growth and due to costs associated with being a public company and compliance with new regulatory requirements.

Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $0.3 million for the three months ended June 30, 2003 and $0.1 million for the three months ended June 30, 2004. We recognized stock-based compensation expense of $0.7 million for the six months ended June 30, 2003 and $0.3 million for the six months ended June 30, 2004. Of the remaining balance of $0.6 million of deferred compensation, we expect to expense $0.1 million per quarter for the remainder of 2004.

Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired in various acquisitions, excluding intellectual property. Amortization of intangible assets increased from $18,000 for the three months ended June 30, 2003 to $681,000 for the three months ended June 30, 2004. The increase is due to the $681,000 amortization related to the Wise Solutions and FSLogic acquisitions. Amortization of intangible assets increased from $41,000 for the six months ended June 30, 2003 to $1,345,000 for the six months ended June 30, 2004. The increase is due to the $1.3 million amortization related to the Wise Solutions and FSLogic acquisitions.

Other income (expense), net. Other income (expense), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $0.9 million for the three months ended June 30, 2003, which consists primarily of interest income, foreign currency transaction gains, and a gain from the termination of the Vision license agreement with MasterSolution, Inc., offset by interest expense. We had other income of $0.2 million for the three months ended June 30, 2004, which consists primarily of interest income, offset by foreign currency transaction losses and interest expense. We had other income of $1.2 million for the six months ended June 30, 2003, which consists primarily of interest income, foreign currency transaction gains, and a gain from the termination of the Vision license agreement, offset by interest expense. We had other income of $0.4 million for the six months ended June 30, 2004, which consisted primarily of interest income, offset by foreign currency transaction losses and interest expense.

Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $0.3 million in the three months ended June 30, 2003 and $2.8 million in the three months ended June 30, 2004. The provision for income taxes was $0.5 million in the six months ended June 30, 2003 and $4.9 million in the six months ended June 30, 2004. The increase in the provision for income taxes in both periods is due to increased profitability both domestically and internationally.

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

Our operating activities provided $18.6 million of cash during the six months ended June 30, 2004 and $0.4 million during the six months ended June 30, 2003. Cash provided by operating activities in the first six months of 2004 consisted primarily of net income of $6.8 million, adjusted for $4.8 million of depreciation and amortization, $0.3 million of stock-based compensation, a $1.9 million provision for doubtful accounts and other allowances, and $5.2 million for a reduction of income taxes payable as a result of stock option exercises, offset by a $1.2 million increase in deferred income taxes mainly due to the acquisition of FSLogic. Changes in operating assets and liabilities provided $0.9 million of cash during the first six months of 2004 consisting primarily of a $7.1 million increase in deferred revenue, a $1.8 million increase in accrued salaries and benefits, and a $1.1 million increase in other accrued expenses, offset by a $7.9 million increase in accounts receivable and a $0.9 million increase in prepaid expenses and other current assets. Net cash used by operating activities in 2003 consisted primarily of the net income of $5.8 million, adjusted for $1.3 million of depreciation and amortization, $0.6 million of stock-based compensation and a $0.6 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities used $7.9 million of cash during the six months ended June 30, 2003.

Accounts receivable, net increased from $23.5 million as of December 31, 2003 to $29.3 million as of June 30, 2004. Accounts receivable increased as of June 30, 2004 primarily due to sales during the last month of the period with payment not then due. Deferred revenue increased from $26.0 million as of December 31, 2003 to $33.1 million as of June 30, 2004.

Investing activities provided $17.3 million of cash during the six months ended June 30, 2004 and $1.4 of cash during the six months ended June 30, 2003. Cash provided by investing activities during the six months ended June 30, 2004 consisted of $56.1 million in dispositions of available-for-sale securities, offset by $36.7 million in purchases of available-for-sale securities, $1.2 million for purchases of property and equipment, and $0.9 million for acquisitions. Cash provided in investing activities during the six months ended June 30, 2003 primarily consisted of $3.8 million in dispositions of available-for-sale securities, offset by $ 1.9 million in purchases of available-for-sale securities and $0.5 million for purchases of property and equipment.

Financing activities provided $2.7 million of cash during the six months ended June 30, 2004 and $1.5 million of cash during the six months ended June 30, 2003. During the six months ended June 30, 2004, we received $3.3 million of cash from the exercise of stock options, offset by $0.6 million of payments on capital lease obligations. The cash provided by financing activities during the six months ended June 30, 2003 consisted primarily of $2.1 million of cash from the issuance of common stock, net of issuance costs, offset by $0.6 million of payments on notes payable and capital lease obligations.

As of June 30, 2004, we had stockholders’ equity of $183.0 million and working capital of $146.9 million. Included in working capital is deferred revenue of $27.7 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2004 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Capital leases	$2,068	$1,059	$1,009	$—
Operating leases	7,937	2,878	4,992	67

Total contractual obligations	$10,005	$3,937	$6,001	$67

As of June 30, 2004, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

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

The Emerging Issues Task Force has issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, certain debt and equity securities within the scope of FASB Statement 124, and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Statement 115 is predicated on the notion of other than temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of this Issue should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of this interpretation is not expected to have a material effect on our business, results of operations, financial position, or liquidity.

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

We have limited operating experience, have only recently become profitable and may not be able to maintain or increase our profitability. If we cannot maintain or increase profitability, our stock price would likely decline.

We were incorporated in August 1998 and have a limited operating history, which makes it difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets. Although quarterly revenues have continued to increase in recent quarters, it was not until the fourth quarter of 2002 that we were profitable under accounting principles generally accepted in the United States of America, or GAAP, and we may not realize sufficient revenue to maintain or increase profitability in future periods. As of June 30, 2004, we had an accumulated deficit of $2.7 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology and products, increase our services capabilities, expand our distribution channels, increase our sales and marketing activities, integrate acquired technologies, businesses and personnel, and expand our United States and international operations. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue as we implement initiatives to grow our business could prevent us from maintaining or increasing profitability and, as a result, our stock price could decline. We cannot be certain that we will be able to maintain or increase profitability on a quarterly or annual basis.

Our quarterly operating results are difficult to predict, and if we do not meet quarterly financial expectations of securities analysts or investors, our stock price would likely decline.

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock would likely decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

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

A significant portion of our software revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. Many of our customers are large businesses, and if an order from one or more of these large customers does not occur or is deferred, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs.

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

In addition, many of our products are designed specifically for the Windows platform and designed to use current Microsoft technologies and standards, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, Linux, Macintosh and Palm, we believe that the integration between our products and Microsoft’s products is one of our key competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports existing or future products offered by our competitors that compete with our products, the demand for our products would suffer. In addition, our business would be harmed if Microsoft loses market share for its Windows products. We expect many of our products to be dependent on the Windows market for the foreseeable future. Although the market for Windows systems has grown rapidly, this growth may not continue at the same rate, or at all. If the market for Windows systems declines or grows more slowly than we anticipate, our ability to increase revenue could be limited.

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

We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003 and approximately 34% of our revenue in the first six months of 2004. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed.

In addition, HP recently acquired a number of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings through acquiring companies in our market, the level of revenue we derive through our relationship with HP could decline in the future and our growth prospects could be impaired. In addition, if HP decides to market its acquired products exclusively or otherwise significantly reduce or eliminate its marketing of our competitive products as an alternative solution for its customers, our ability to grow our HP customer business would likely be adversely affected. Furthermore, if our HP customer base perceives that such acquisitions or HP’s marketing strategies regarding its acquired products adversely affect our relationship with HP, our ability to grow our HP customer business could be adversely affected and a substantial revenue source could be impaired.

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

An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003 and 24% of our revenue in the first six months of 2004. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels and sales force. Our indirect sales channels generated approximately 82% of our revenue in 2003 and approximately 86% of our revenue in the first six months of 2004. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented 69% of our revenue in 2003 and 68% of our revenue in the first six months of 2004. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998 in two offices worldwide, to 660 employees as of June 30, 2004 in 16 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. If we fail to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

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

Errors in our products and product liability claims asserted against us could adversely affect our reputation and business and result in unexpected expenses and loss of market share.

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

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We currently own five patents. However, our patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. In addition, patents may not be issued on our current or future technologies. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed products which they may improperly appropriate. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. We believe litigation has been necessary and that it may be necessary in the future to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Litigation has resulted and could increasingly result in substantial costs and diversion of resources and management attention.

If third parties assert that our products or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlap. We are currently involved in litigation with the Symantec Corporation and the Powerquest Corporation regarding our intellectual property and products. Also, third parties notify us from time to time that our products may infringe their proprietary rights. If such notice evolves into a formal claim or litigation, there would be costs associated with defending such claims, whether the claims have merit or not, which could harm our business. Any such claims could also harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any current or potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

We are subject to risks inherent in doing business internationally that could impair our ability to expand into foreign markets.

Sales to international customers represented approximately 33% of our revenue in 2003 and approximately 33% of our revenue in the first six months of 2004. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	longer payment cycles;

•	seasonal reductions in business activity in certain foreign countries, such as the summer months in Europe;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection in certain foreign countries;

•	unfavorable laws that increase the risks of doing business in certain foreign countries;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

Future changes in accounting standards, particularly changes affecting revenue recognition and accounting for stock options, and other new regulations could cause unexpected revenue or earnings fluctuations.

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

We will continue to incur significant legal, accounting and other expenses to comply with new regulatory requirements. The Sarbanes-Oxley Act of 2002, together with new rules implemented by the SEC and Nasdaq, has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. These additional rules and regulations have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of any new stock option plans. In addition, we expect to incur significant costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These costs may include additional expenses incurred in implementing changes to our IT systems, if we determine changes to our systems are required. These regulatory requirements may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result; however, if these costs prove significant, they could diminish our profitability.

Our internal control over financial reporting may not be considered effective, resulting in possible regulatory sanctions and a decline in our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our auditors have attested to and reported on management’s evaluation of such internal controls.

We are currently in the process of upgrading controls and procedures to be fully compliant with the new, more stringent requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we face a significant challenge to bring all of our operations up to the level of documentation, segregation of duty, enterprise resource planning, security process discipline, and support systems required under the COSO standard for internal control. Although we are currently working towards completion of this effort to meet our year-end deadline, we cannot be certain that all internal control processes will be deemed effective based on COSO standards.

Our internal control over financial reporting may not be considered effective if, among others:

•	any material weaknesses in our internal control over financial reporting exist;

•	we fail to evaluate key controls in a timely fashion; or

•	we fail to remediate assessed deficiencies.

Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls we cannot be certain that all of our controls will be considered effective by our management or, if considered effective by our management, that our auditors will agree with such assessment.

If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on our stock price.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, has proposed changes to GAAP that, if implemented, would require us to record an additional charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording charges for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $3.3 million in 2002 and decreased our net income by $8.1 million in 2003. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant options to employees, we may incur increased accounting compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2003, approximately 33% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollars. During the six months ended June 30, 2004, approximately 28% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Estonia, France, Germany, The Netherlands, Singapore, Sweden, Switzerland, Japan and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of June 30, 2004, we had no hedging contracts outstanding. At June 30, 2004, we had $158.2 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

Changes in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter.

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

In November 2001, the District Court entered a final judgment based on our stipulation, ruling that Symantec did not infringe our patent and dismissing Symantec’s counterclaims for trademark infringement and dilution. We and Symantec each appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, or Court of Appeals, and on February 12, 2003, the Court of Appeals ruled that the District Court erred in its construction of the claims comprising our patent and instructed the District Court to reconsider the question of infringement by Symantec based upon the Court of Appeal’s interpretation of the patent. Although management believes that this patent is an important intellectual property asset, management does not believe that it is material to our business as a whole. Accordingly, management does not believe that an adverse ruling would have a material adverse effect on our results of operations or financial position.

In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against us in the United States District Court for the Eastern District of Texas, requesting compensatory damages and injunctive relief. Symantec and PowerQuest claim that we are infringing one of Symantec’s patents and two of PowerQuest’s patents. In our answer to the complaint, we denied the claims of infringement and brought a counterclaim asserting that the patents in question are invalid and that Symantec is infringing two of our patents. We intend to continue to vigorously defend against the claims made by Symantec and PowerQuest and prosecute our counterclaims against Symantec.

In June 2003, InstallShield Software Technologies, Inc., or InstallShield, filed suit against Wise Solutions, in the United States District Court for the Northern District of Illinois Eastern Division. In December 2003, we acquired Wise Solutions by means of a merger transaction, with Wise Solutions surviving as our wholly owned subsidiary. InstallShield claimed that its suit arose out of a criminal investigation of Wise Solutions conducted by the U.S. Attorney’s office in Chicago, Illinois and the FBI. We believe the government investigation concerns the same facts and circumstances upon which the civil suit was based. In July 2004, the parties entered into a settlement agreement that resolved all claims made by the parties in the civil litigation, and the Court has dismissed the case with prejudice. Although the criminal investigation has not been formally concluded, neither Wise Solutions nor we are aware of any action initiated by the U.S. Attorney or the FBI concerning Wise Solutions over the past year.

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

On February 26, 2004, we issued a total of 31,970 shares of Altiris common stock to former shareholders of FSLogic Inc., in connection with our acquisition of FSLogic. These shares were valued at $26.26 per share as of February 25, 2004, the date we signed the merger agreement with FSLogic. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

We made no repurchase of shares during our quarter ended June 30, 2004.

ITEM 5. OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of July 30, 2004, Gregory S. Butterfield, President and Chief Executive Officer and a director of Altiris, and Stephen C. Erickson, Vice President, Chief Financial Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Document
2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOF	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JF	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5KF	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LF	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AFM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BFO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CF	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7EF	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

N	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

O	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(b)	Reports on Form 8-K

On April 26, 2004, we furnished a Current Report on Form 8-K with respect to a press release issued by us discussing our results of operations and financial condition for the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: August 9, 2004	/S/ STEPHEN C. ERICKSON
Stephen C. Erickson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1KF	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOF	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JF	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5KF	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LF	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AFM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BFO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CF	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7EF	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.
B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.
C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.
D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.
E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.
F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.
G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.
H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.
I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.
J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.
K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.
L	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.
M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.
N	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.
O	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.