Form 10-Q
period 2004-09-30
ALTIRIS INC
filed 2004-11-09
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 26,933,879 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 5, 2004.

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Currents assets:
Cash and cash equivalents	$127,822,000	$61,581,000
Available-for-sale securities	43,568,000	77,450,000
Accounts receivable, net of allowances of $2,077,000 and $2,195,000, respectively	31,820,000	23,479,000
Prepaid expenses and other current assets	4,459,000	4,131,000
Deferred tax asset	1,021,000	852,000

Total current assets	208,690,000	167,493,000
Property and equipment, net	5,223,000	4,517,000
Intangible assets, net	23,237,000	22,951,000
Goodwill	16,897,000	15,698,000
Other assets	131,000	128,000

Total assets	$254,178,000	$210,787,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,009,000	$1,008,000
Accounts payable	2,541,000	2,769,000
Accrued salaries and benefits	9,278,000	7,220,000
Other accrued expenses	7,800,000	4,172,000
Deferred revenue	33,488,000	21,620,000

Total current liabilities	54,116,000	36,789,000
Capital lease obligations, net of current portion	914,000	818,000
Deferred tax liability, non-current	1,922,000	1,921,000
Deferred revenue, non-current	5,275,000	4,409,000

Total liabilities	62,227,000	43,937,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares designated and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,853,270 and 25,983,659, shares outstanding, respectively	3,000	3,000
Additional paid-in capital	191,567,000	177,185,000
Deferred compensation	(412,000)	(899,000)
Accumulated other comprehensive income	114,000	58,000
Retained earnings (Accumulated deficit)	679,000	(9,497,000)

Total stockholders’ equity	191,951,000	166,850,000

Total liabilities and stockholders’ equity	$254,178,000	$210,787,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Software	$24,768,000	$16,598,000	$75,046,000	$44,459,000
Services	15,928,000	8,756,000	43,085,000	24,554,000

Total revenue	40,696,000	25,354,000	118,131,000	69,013,000

Cost of revenue:
Software	292,000	445,000	839,000	794,000
Amortization of acquired intellectual property	1,341,000	169,000	3,409,000	466,000
Services	5,587,000	2,597,000	14,779,000	7,441,000

Total cost of revenue	7,220,000	3,211,00	19,027,000	8,701,000

Gross profit	33,476,000	22,143,000	99,104,000	60,312,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $87,000, $189,000, $263,000 and $567,000, respectively)	15,921,000	9,677,000	46,361,000	27,004,000
Research and development (exclusive of stock-based compensation of $16,000, $34,000, $48,000 and $102,000, respectively)	7,916,000	6,176,000	23,573,000	17,446,000
General and administrative (exclusive of stock-based compensation of $50,000, $98,000, $145,000 and $316,000, respectively)	3,600,000	1,759,000	10,184,000	5,593,000
Stock-based compensation	153,000	321,000	456,000	985,000
Amortization of intangible assets	687,000	—	2,032,000	41,000

Total operating expenses	28,277,000	17,933,000	82,606,000	57,069,000

Income from operations	5,199,000	4,210,000	16,498,000	9,243,000

Other income (expense):
Interest income (expense), net	547,000	554,000	1,364,000	1,068,000
Other income (expense), net	75,000	404,000	(330,000)	1,103,000

Other income, net	622,000	958,000	1,034,000	2,171,000

Income before income taxes	5,821,000	5,168,000	17,532,000	11,414,000
Provision for income taxes	(2,432,000)	(1,320,000)	(7,356,000)	(1,784,000)

Net income	3,389,000	3,848,000	10,176,000	9,630,000

Basic net income per common share	$0.13	$0.16	$0.39	$0.44

Diluted net income per common share	$0.12	$0.15	$0.37	$0.42

Basic weighted average common shares outstanding	26,695,000	23,556,000	26,385,000	21,788,000
Diluted weighted average common shares outstanding	27,840,000	24,976,000	27,591,000	23,063,000

Other comprehensive income:
Net income	$3,389,000	$3,848,000	$10,176,000	$9,630,000
Unrealized gain (loss) on available-for-sale securities	146,000	(87,000)	(84,000)	51,000
Foreign currency translation adjustments	124,000	12,000	140,000	8,000

Comprehensive income	$3,659,000	$3,773,000	$10,232,000	$9,689,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,176,000	$9,630,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,602,000	1,981,000
Stock-based compensation	456,000	985,000
Provision for doubtful accounts and other allowances	2,486,000	1,179,000
Reduction of income taxes payable as a result of stock option exercises	7,340,000	—
Deferred income taxes	(1,275,000)	—
Gain on sale of available-for-sale securities	(7,000)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,993,000)	(8,342,000)
Prepaid expenses and other current assets	(155,000)	(935,000)
Other assets	(5,000)	(11,000)
Accounts payable	(244,000)	420,000
Accrued salaries and benefits	2,111,000	97,000
Other accrued expenses	2,385,000	(330,000)
Deferred revenue	12,736,000	6,707,000

Net cash provided by operating activities	32,613,000	11,381,000

Cash flows from investing activities:
Purchase of property and equipment	(1,834,000)	(903,000)
Purchase of available-for-sale securities	(39,056,000)	(37,170,000)
Disposition of available-for-sale securities	72,861,000	25,798,000
Cash paid for asset acquisitions, net of cash received of $55,000	(2,904,000)	—

Net cash provided by (used in) investing activities	29,067,000	(12,275,000)

Cash flows from financing activities:
Principal payments on notes payable	—	(144,000)
Principal payments under capital lease obligations	(936,000)	(738,000)
Net proceeds from the issuance of common shares	5,250,000	69,433,000

Net cash provided by financing activities	4,314,000	68,551,000

Net increase in cash and cash equivalents	65,994,000	67,657,000
Effect of foreign exchange rates on cash and cash equivalents	247,000	(449,000)
Cash and cash equivalents, beginning of period	61,581,000	46,674,000

Cash and cash equivalents, end of period	$127,822,000	$113,882,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$186,000	$201,000
Cash paid for income taxes	$576,000	$159,000

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$1,031,000	$749,000
Issuance of common shares in connection with asset acquisition:
Assets acquired	$6,948,000	$—
Liabilities assumed	$2,310,000	$—
Settlement of obligation between the parties	$204,000	$—
Value of common shares issued	$1,530,000	$—
Unrealized gain (loss) on available-for-sale securities	$(84,000)	$51,000

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

Cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, taxable auction rate notes and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $107.9 million and $42.4 million as of September 30, 2004 and December 31, 2003, respectively.

Available-For-Sale Investment Securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. No securities have been in a continuous unrealized loss position for 12 or more months. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $17,000 and $251,000 for the three months ended September 30, 2004 and 2003 and $7,000 and $251,000 for the nine months ended September 30, 2004 and 2003, respectively, have been recognized as a component of other income (expenses), net.

Available-for-sale securities as of September 30, 2004 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$33,048,000	$12,000	$(105,000)	$32,955,000
Corporate debt	8,677,000	42,000	(21,000)	8,697,000
Equities	1,815,000	101,000	—	1,916,000

Total available-for-sale securities	$43,540,000	$155,000	$(126,000)	$43,568,000

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

The Company derives services revenue primarily from AUP, technical support arrangements, consulting and training. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. The Company uses a mid-month convention when recognizing AUP revenues. Revenue from training arrangements and from consulting services is recognized as the services are performed.

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

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As of September 30, 2004, management did not consider any of the Company’s long-lived assets to be impaired.

ALTIRIS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Goodwill

Goodwill resulted from the Company’s acquisition of Wise Solutions effective December 1, 2003. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill. Instead, goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of September 30, 2004, management did not consider goodwill to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Translation of foreign currencies

The Company transacts business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income (loss), which is a component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income (expense), net and amounted to a gain of $40,000 and $407,000 for the three months ended September 30, 2004 and 2003, respectively. Foreign currency transaction gains or losses amounted to a loss of $365,000 for the nine months ended September 30, 2004 and a gain of $437,000 for the nine months ended September 30, 2003.

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

The Company accounts for its stock-based compensation and employee stock purchase rights issued to directors, officers, and employees under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123. Under this method, compensation expense is recorded on the date of grant based on the estimated fair value of the option on the grant date. The weighted-average fair value of the options granted under the plans for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003 was $20.70, $20.62, $24.24 and $13.15, respectively. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the three months ended September 30, 2004 and 2003 and during the nine months ended September 30, 2004 and 2003: average risk-free interest rates of 3.36, 2.03, 3.09 and 2.67 percent, respectively; weighted average volatility of 139, 164, 139 and 165 percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 was $9.56, $8.17, $9.56 and $8.17, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003: risk free interest rates of 1.91, 0.97, 1.91 and 0.97 percent, respectively; weighted average volatility of 139, 164, 139 and 164 percent, respectively; expected dividend yield of 0 percent; and an expected life of six months. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options, and the estimated fair value of the employee stock purchase rights is amortized over the respective term of the purchase period. The following is the pro forma disclosure and the related impact on net income and net income per common share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income attributable to common stockholders:
As reported	$3,389,000	$3,848,000	$10,176,000	$9,630,000
Stock-based employee compensation expense included in reported net income, net of tax	153,000	321,000	456,000	985,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(4,553,000)	(2,348,000)	(11,866,000)	(6,783,000)

Pro forma net income (loss)	$(1,013,000)	$1,821,000	$(1,234,000)	$3,832,000

Basic net income (loss) per common share:
As reported	$0.13	$0.16	$0.39	$0.44
Pro forma	$(0.04)	$0.08	$(0.05)	$0.18

Diluted net income (loss) per common share:
As reported	$0.12	$0.15	$0.37	$0.42
Pro forma	$(0.04)	$0.07	$(0.05)	$0.17

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

Common share equivalents consist of shares issuable upon the exercise of stock options. During the three and nine months ended September 30, 2004 and 2003, there were 222,000, 0, 222,000, and 0 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS, as their effect would be anti-dilutive.

The following table summarizes the Company’s share computations for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic Weighted Average Shares Outstanding:	26,695,000	23,556,000	26,385,000	21,788,000
Dilutive Effect of Stock Options	1,141,000	1,414,000	1,202,000	1,269,000
Dilutive Effect of the Employee Stock Purchase Plan	4,000	6,000	4,000	6,000

Diluted Weighted Average Shares Outstanding:	27,840,000	24,976,000	27,591,000	23,063,000

(4) Asset and Business Acquisitions

FSLogic

On February 26, 2004, the Company acquired FSLogic Inc. (“FSLogic”) by means of a merger of FSLogic with and into FSL L.L.C., a Utah limited liability company and a wholly owned subsidiary of the Company (the “FSLogic Acquisition”). At the effective time of the FSLogic Acquisition, the separate corporate existence of FSLogic ceased, and FSL L.L.C. survived as a wholly owned subsidiary of the Company. The 31,970 shares of the Company’s common stock issued in connection with the FSLogic Acquisition were valued at approximately $0.8 million based upon the closing price on February 25, 2004, the date the Company signed the merger agreement with FSLogic.

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

ALTIRIS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

BridgeWater Technologies

On August 31, 2004, the Company purchased certain assets and assumed certain liabilities from BridgeWater Technologies, Inc. (“BridgeWater”), (the “BridgeWater acquisition”). The 29,082 shares of the Company’s common stock issued in connection with the Acquisition were valued at approximately $0.7 million based upon the closing price on August 31, 2004, the date the Company signed the asset purchase agreement with BridgeWater.

A total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows:

Cash consideration and forgiveness of a liability due to the Company	$2,204,000
Common stock	690,000
Acquisition costs	21,000

Total purchase price	$2,915,000

The financial information presented includes the tangible and intangible assets:

	Amount	Amortization Period
Tangible assets	$65,000
Liabilities	(50,000)
Intangible assets:
Core technology	2,825,000	18 months
Non-compete agreement	50,000	18 months
Customer Lists	25,000	18 months

Purchase Price	$2,915,000

Wise Solutions

In December 2003, the Company acquired Wise Solutions, Inc. (“Wise Solutions”), as previously disclosed.

During the first quarter of 2004, the Company paid additional legal fees directly associated with the acquisition of $84,000.

During the second quarter of 2004, the Company booked additional goodwill related to the acquisition of Wise Solutions of $1.1 million. This increase was related to the termination of employees of Wise Solutions, which was accounted for in accordance with EITF 95-3: Recognition of Liabilities in Connection with a Purchase Business Combination, and a resolution of a pre-acquisition contingency related to InstallShield’s suit against Wise Solutions. The Company had been waiting for the additional information since the date of acquisition.

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

	For the three months ended	For the nine months ended
	September 30, 2003	September 30, 2003
Net revenues	$30,087,000	$83,657,000
Net income	$2,166,000	$5,880,000
Basic net income per share	$0.09	$0.27
Diluted net income per share	$0.09	$0.25

(5) Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims by third parties relating to the Company’s rights to use and distribute its products. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At September 30, 2004, the Company is not aware of any material liabilities arising from these indemnifications.

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

In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas, requesting compensatory damages and injunctive relief. Symantec and PowerQuest initially claimed that the Company is infringing one of Symantec’s patents and two of PowerQuest’s patents. In August 2004, Symantec and PowerQuest amended its complaint and dismissed one of the infringement claims without prejudice. In its answers to the original complaint and amended complaint, the Company has denied the claims of infringement and brought a counterclaim asserting that the patents in question are invalid and that Symantec is infringing two of the Company’s patents. The Company intends to vigorously defend against the claims made by Symantec and PowerQuest and prosecute its counterclaims against Symantec.

In June 2003, InstallShield Software Technologies, Inc., or InstallShield, filed suit against Wise Solutions, Inc., or Wise Solutions, in the United States District Court for the Northern District of Illinois Eastern Division. In December 2003, the Company acquired Wise Solutions by means of a merger transaction, with Wise Solutions surviving as the Company’s wholly owned subsidiary. InstallShield claimed that its suit arose out of a criminal investigation of Wise Solutions conducted by the U.S. Attorney’s office in Chicago, Illinois and the FBI. Management believes the government investigation concerns the same facts and circumstances upon which the civil suit was based. In July 2004, the parties entered into a settlement agreement that resolved all claims made by the parties in the civil litigation, and the Court has dismissed the case with prejudice. The Company accrued for this settlement as of June 30, 2004. In September 2004, the Company received written notice from the U.S. Attorney’s office in Chicago, Illinois, informing the Company that the Chicago office had closed its investigation of Wise Solutions and that it had not filed nor sought to file criminal charges against Wise Solutions.

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

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company periodically performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and nine months ended September 30, 2004 and 2003 and as of September 30, 2004 and December 31, 2003, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Hewlett Packard	28%	21%	32%	25%
Dell	23%	20%	24%	13%

	September 30, 2004	December 31, 2003
Accounts receivable:
Hewlett Packard	18%	24%
Dell	22%	16%

(6) Segment, geographic and customer information

The Company operates as one segment, the development and marketing of IT lifecycle management software products and services.

Revenue from customers located outside the United States accounted for 34% and 30% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and 33% and 32% for the nine months ended September 30, 2004 and 2003, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of September 30, 2004.

The following table presents revenue by geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Domestic operations:
Domestic customers	$27,020,000	$17,671,000	$78,918,000	$47,103,000
International customers	1,907,000	649,000	5,880,000	2,568,000

Total	28,927,000	18,320,000	84,798,000	49,671,000

International operations:
Europe customers	9,974,000	6,205,000	27,858,000	17,043,000
Other customers	1,795,000	829,000	5,475,000	2,299,000

Total	11,769,000	7,034,000	33,333,000	19,342,000

Consolidated revenue	$40,696,000	$25,354,000	$118,131,000	$69,013,000

    ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	the impact of quarterly fluctuations of revenue and operating results;

•	the dependence of our products on the Microsoft Windows market;

•	our expectations concerning our relationships with Hewlett-Packard Company, or HP, and Dell, Inc., or Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers and systems integrators;

•	levels of capital expenditures;

•	fluctuations in interest rates;

•	legal proceedings;

•	changes in accounting standards;

•	the trend of our costs and expenses;

•	staffing and expense levels;

•	international operations;

•	adequacy of our capital resources to fund operations and growth; and

•	improvement or remediation of deficiencies in our internal controls over financial reporting.

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

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq’s Carbon Copy technology, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, which added system back-up and recovery technology to our product offerings. In December 2003, we acquired Wise Solutions, which added enterprise application packaging to our product offerings. In February 2004, we acquired FSLogic Inc., which added file system layering technology that enhances our application management capabilities. In August 2004, we acquired certain assets of BridgeWater, which adds network device management as well as quarantine capabilities to our suites of products.

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

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 33% of our total revenue in the nine months ended September 30, 2004, 33% of our total revenue in the year ended 2003, and 20% of our total revenue in the year ended 2002. As of September 30, 2004, we had sales people located internationally in Australia, Belgium, Denmark, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom.

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

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of September 30, 2004, we had $38.8 million of deferred revenue.

Services revenue

We derive services revenue primarily from AUP, technical support arrangements, consulting, and training. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from AUP is recognized using the mid-month convention. Revenue from training arrangements and from consulting services is recognized as the services are performed.

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

In connection with various acquisitions, we recorded $51.9 million of intangible assets consisting of intellectual property, customer lists, core technology, trademark and trade name, non-compete agreements, and goodwill. Trademark and trade name and goodwill have indefinite lives. We evaluate goodwill for impairment, using a fair value based analysis, at least annually. We evaluate trademark and trade name annually to determine the appropriateness of an indefinite life. If we were to consider trademark and trade name not to be indefinite, we would begin amortizing this intangible asset over the estimated useful life. The identifiable intangible assets are generally amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.

We provided a valuation allowance of $4.8 million and $5.9 million against our entire net deferred tax assets as of September 30, 2004 and December 31, 2003, respectively. The valuation allowance was recorded given the losses we have incurred through September 30, 2004 and the uncertainties regarding our future operating profitability and taxable income. Had we assumed the net deferred tax asset was fully realizable, and released the valuation allowance, a deferred tax provision benefit of $650,000 would have been recorded in the nine months ended September 30, 2004 and 2003. The remaining benefit associated with a release of valuation allowance would be attributable to stock option tax deductions and recorded as an increase to additional paid-in-capital. We will continue to evaluate the evaluation allowance and, in 2004, we may eliminate some or all of the valuation allowance if and as we continue to operate at a profit.

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software	61%	65%	64%	64%
Services	39	35	36	36

Total revenue	100	100	100	100

Cost of Revenue:
Software	1	2	1	1
Amortization of acquired intellectual property	3	1	3	1
Services	14	10	13	11

Total cost of revenue	18	13	16	13

Gross Profit	82	87	84	87

Operating Expenses:
Sales and marketing	39	38	39	40
Research and development	19	24	20	25
General and administrative	9	7	9	8
Stock-based compensation	—	1	—	1
Amortization of intangibles	2	—	2	—

Total operating expenses	69	70	70	74

Income (loss) from operations	13	17	14	13
Other income (expense), net	1	3	1	3
Provision for income taxes	(6)	(5)	(6)	(2)

Net income (loss)	8%	15%	9%	14%

Revenue

Our total revenue increased from $25.4 million for the three months ended September 30, 2003 to $40.7 million for the three months ended September 30, 2004, representing growth of 61% and from $69.0 million for the nine months ended September 30, 2003 to $118.1 million for the nine months ended September 30, 2004, representing growth of 71%. Revenue from customers outside of the United States increased from $7.7 million for the three months ended September 30, 2003 to $13.7 million for the three months ended September 30, 2004, representing growth of 78%, and from $21.9 million for the nine months ended September 30, 2003 to $39.2 million for the nine months ended September 30, 2004, representing growth of 79%. Sales to HP and Dell accounted for 21% and 20% of our total revenue for the three months ended September 30, 2003, respectively, and 28% and 23% of our total revenue for the three months ended September 30, 2004, respectively, and 25% and 13% of our total revenue for the nine months ended September 30, 2003, respectively and 32% and 24% of our total revenue for the nine months ended September 30, 2004, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.

Software. Our software revenue increased from $16.6 million for the three months ended September 30, 2003 to $24.8 million for the three months ended September 30, 2004, representing growth of 49%. The increase in the three months ended September 30, 2004 as compared to the comparable fiscal 2003 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Our software revenue increased from $44.5 million for the nine months ended September 30, 2003 to $75.0 million for the nine months ended September 30, 2004, representing growth of 69%. The increase during the nine months ended September 30, 2004 as compared to the comparable fiscal 2003 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Services. Services revenue increased from $8.8 million for the three months ended September 30, 2003 to $15.9 million for the three months ended September 30, 2004, representing an increase of 82%. The $7.2 million increase in services revenue in the three months ended September 30, 2004 as compared to the comparable period of 2003 was mainly due to an increase of $3.6 million of new and renewed AUP associated with the increase in software license revenue and an increase of $3.6 million in consulting and training revenue due to more service engagements purchased.

Services revenue increased from $24.6 million for the nine months ended September 30, 2003 to $43.1 million for the nine months ended September 30, 2004, representing an increase of 75%. The $18.5 million increase was primarily due to $9.3 million of new and renewed AUP associated with the increase in software license revenue and to an increase of $10.2 in consulting and training revenue, offset by a $1.0 million decrease in conference revenue from the Microsoft Management Summit (MMS) user conference. We did not participate as a co-sponsor in the 2004 MMS user conference as we had done in previous years.

Cost of revenue

Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $0.6 million for the three months ended September 30, 2003 to $1.6 million for the three months ended September 30, 2004, representing an increase of 166%. The increase was due to a $1.2 million increase in amortization of acquired intellectual property, offset by a $0.2 million decrease in software license costs.

Our cost of software license revenue increased from $1.3 million for the nine months ended September 30, 2004 to $4.2 million for the nine months ended September 30, 2004, representing an increase of 237%. The increase in amortization of acquired intellectual property is due to the acquired intellectual property from the acquisitions of Wise, FSLogic, and BridgeWater.

Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel, and the cost of the MMS user conference. Our cost of services revenue increased from $2.6 million for the three months ended September 30, 2003 to $5.6 million for the three months ended September 30, 2004. The increase in our cost of services revenue was due to an increase of $3.0 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements. Cost of services revenue represented 30% of services revenue for the three months ended September 30, 2003 and 35% for the three months ended September 30, 2004.

Our cost of services revenue increased from $7.4 million for the nine months ended September 30, 2004 to $14.8 million for the nine months ended September 30, 2004. The increase in our cost of services revenue was primarily due to an increase of $8.4 million in professional service costs associated with the increase in related consulting and training revenue, offset by a decrease of $1.0 million in conference costs from not participating as a co-sponsor in the 2004 MMS user conference. Cost of services revenue represented 30% of services revenue for the nine months ended September 30, 2003 and 34% of services revenue for the nine months ended September 30, 2004. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $9.7 million for the three months ended September 30, 2003 to $15.9 million for the three months ended September 30, 2004, an increase of 65%, and from $27 million for the nine months ended September 30, 2003 to $46.4 million for the nine months ended September 30, 2004, an increase of 72%. The increases in both fiscal 2004 periods as compared to the comparable 2003 fiscal periods were primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 232 employees at September 30, 2003 to 338 employees at September 30, 2004. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 38% of total revenue for the three months ended September 30, 2003 and 39% of total revenue for the three months ended September 30, 2004 and represented 40% of total revenue for the nine months ended September 30, 2003 and 39% of total revenue for the nine months ended September 30, 2004. The increase primarily was due to the increase in the sales force from the acquisition of Wise Solutions, offset by economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2004 as we expand our sales and marketing efforts.

Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $6.2 million for the three months ended September 30, 2003 to $7.9 million for the three months ended September 30, 2004, an increase of 28% and from $17.4 million for the nine months ended September 30, 2003 to $23.6 million for the nine months ended September 30, 2004, an increase of 35%. The increases in both fiscal 2004 periods as compared to the comparable fiscal 2003 periods were primarily due to an increase in expenses associated with the hiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 202 employees at September 30, 2003 to 259 employees at September 30, 2004. Research and development expense represented 24% of total revenue for the three months ended September 30, 2003 and 19% of total revenue for the three months ended September 30, 2004. Research and development expense represented 25% of total revenue for the nine months ended September 30, 2003 and 20% of total revenue for the nine months ended September 30, 2004. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2004.

General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $1.8 million for the three months ended September 30, 2003 to $3.6 million for the three months ended September 30, 2004, an increase of 105% and from $5.6 million for the nine months ended September 30, 2003 to $10.2 million for the nine months ended September 30, 2004, an increase of 82%. The increases in both fiscal 2004 periods as compared to the comparable fiscal 2003 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 51 employees at September 30, 2003 to 76 employees at September 30, 2004. General and administrative expense represented 7% of total revenue for the three months ended September 30, 2003 and 9% for the three months ended September 30, 2004. General and administrative expense represented 8% of total revenue for the nine months ended September 30, 2003 and 9% for the nine months ended September 30, 2004. We expect that general and administrative expense will continue to increase through the remainder of 2004 to support our growth and due to costs associated with being a public company and compliance with new regulatory requirements.

Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $0.3 million for the three months ended September 30, 2003 and $0.2 million for the three months ended September 30, 2004. We recognized stock-based compensation expense of $1.0 million for the nine months ended September 30, 2003 and $0.5 million for the nine months ended September 30, 2004. Of the remaining balance of $0.4 million of deferred compensation, we expect to expense $0.2 million for the remainder of 2004.

Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired in various acquisitions, excluding intellectual property. Amortization of intangible assets increased from $0 for the three months ended September 30, 2003 to $687,000 for the three months ended September 30, 2004. The increase is due to the $687,000 amortization related to the Wise Solutions, FSLogic, and BridgeWater acquisitions. Amortization of intangible assets increased from $41,000 for the nine months ended September 30, 2003 to $2.0 million for the nine months ended September 30, 2004. The increase is due to the $2.0 million amortization related to the Wise Solutions, FSLogic, and BridgeWater acquisitions.

Other income (expense), net. Other income (expense), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $1.0 million for the three months ended September 30, 2003, which consists primarily of interest income, foreign currency transaction gains, and a gain from the termination of the Vision license agreement with MasterSolution, Inc., offset by interest expense. We had other income of $0.6 million for the three months ended September 30, 2004, which consists primarily of interest income and foreign currency transaction gains, offset by interest expense. We had other income of $2.2 million for the nine months ended September 30, 2003, which consists primarily of interest income, foreign currency transaction gains, and a gain from the termination of the Vision license agreement, offset by interest expense. We had other income of $1.0 million for the nine months ended September 30, 2004, which consisted primarily of interest income, offset by foreign currency transaction losses and interest expense.

Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $1.3 million in the three months ended September 30, 2003 and $2.4 million in the three months ended September 30, 2004. The provision for income taxes was $1.8 million in the nine months ended September 30, 2003 and $7.4 million in the nine months ended September 30, 2004. The increase in the provision for income taxes in both periods is due to increased profitability both domestically and internationally.

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

Our operating activities provided $32.6 million of cash during the nine months ended September 30, 2004 and $11.4 million during the nine months ended September 30, 2003. Cash provided by operating activities in the first nine months of 2004 consisted primarily of net income of $10.2 million, adjusted for $7.6 million of depreciation and amortization, $0.5 million of stock-based compensation, a $2.5 million provision for doubtful accounts and other allowances, and $7.3 million for a reduction of income taxes payable as a result of stock option exercises, offset by a $1.3 million increase in deferred income taxes mainly due to the acquisition of FSLogic. Changes in operating assets and liabilities provided $5.8 million of cash during the first nine months of 2004 consisting primarily of a $12.7 million increase in deferred revenue, a $2.1 million increase in accrued salaries and benefits, and a $2.4 million increase in other accrued expenses, offset by a $11.0 million increase in accounts receivable and a $0.2 million increase in prepaid expenses and other current assets. Net cash used by operating activities in 2003 consisted primarily of the net income of $9.6 million, adjusted for $2.0 million of depreciation and amortization, $1.0 million of stock-based compensation and a $1.2 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities used $2.4 million of cash during the nine months ended September 30, 2003.

Accounts receivable, net increased from $23.5 million as of December 31, 2003 to $31.8 million as of September 30, 2004. Accounts receivable increased as of September 30, 2004 primarily due to sales during the last month of the period with payment not then due. Deferred revenue increased from $26.0 million as of December 31, 2003 to $38.8 million as of September 30, 2004.

Investing activities provided $29.1 million of cash during the nine months ended September 30, 2004 and $12.3 of cash during the nine months ended September 30, 2003. Cash provided by investing activities during the nine months ended September 30, 2004 consisted of $72.9 million in dispositions of available-for-sale securities, offset by $39.1 million in purchases of available-for-sale securities, $1.8 million for purchases of property and equipment, and $2.9 million for acquisitions. Cash provided in investing activities during the nine months ended September 30, 2003 primarily consisted of $25.8 million in dispositions of available-for-sale securities, offset by $37.2 million in purchases of available-for-sale securities and $0.9 million for purchases of property and equipment.

Financing activities provided $4.3 million of cash during the nine months ended September 30, 2004 and $68.6 million of cash during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we received $5.2 million of cash from the exercise of stock options, offset by $0.9 million of payments on capital lease obligations. The cash provided by financing activities during the nine months ended September 30, 2003 consisted primarily of $69.4 million of cash from the issuance of common stock, net of issuance costs, offset by $0.9 million of payments on notes payable and capital lease obligations.

As of September 30, 2004, we had stockholders’ equity of $192.0 million and working capital of $154.6 million. Included in working capital is deferred revenue of $33.5 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the foreseeable future.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2004 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Capital leases	$1,923	$1,009	$914	$—
Operating leases	7,166	2,730	4,391	45

Total contractual obligations	$9,089	$3,739	$5,305	$45

As of September 30, 2004, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recently Issued Accounting Pronouncements

The Emerging Issues Task Force has issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and equity securities that are not subject to the scope of Statement 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Statement 115 is predicated on the notion of other than temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of this Issue should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Emerging Issues Task Force has also proposed two staff positions supplementing EITF 03-1. EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provides guidance on the meaning of the phrase other-than temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF 03-1-b, Effective Date of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” would provide implementation guidance with respect to debt securities that are impaired solely because of interest rate and/or sector spread increases and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The adoption of this interpretation, as well as the proposed supplemental interpretations, is not expected to have a material effect on our business, results of operations, financial position, or liquidity.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock would likely decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or our strategic partners;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services;

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere; and

•	costs associated with legal proceedings, including legal fees and any adverse judgements or settlements.

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

We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003 and approximately 32% of our revenue in the first nine months of 2004. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed.

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

An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003 and 24% of our revenue in the first nine months of 2004. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

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

Our growth is dependent on, among other things, market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. As part of our strategy, we intend to continue to make investments in or acquire complementary companies, products, technologies and personnel. We have acquired and integrated technologies from HP, BridgeWater Technologies, Computing Edge, FSLogic, Previo, Tekworks and Wise Solutions. Acquisitions involve difficulties and risks to our business, including, but not limited to, the following:

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels and sales force. Our indirect sales channels generated approximately 82% of our revenue in 2003 and approximately 86% of our revenue in the first nine months of 2004. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented 69% of our revenue in 2003 and in the first nine months of 2004. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998 in two offices worldwide, to 673 employees as of September 30, 2004 in 16 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and any future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. If we fail to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

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

Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. We believe litigation has been necessary and that it may be necessary in the future to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Litigation has resulted, and we expect that it will increasingly result, in substantial costs and diversion of resources and management attention.

If third parties assert that our products or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlap. We are currently involved in litigation with Symantec Corporation and Powerquest Corporation regarding our intellectual property and products. Also, third parties notify us from time to time that our products may infringe their proprietary rights. If such notice evolves into a formal claim or litigation, there would be costs associated with defending such claims, whether the claims have merit or not, which could harm our business. Any such claims could also harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any current or potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

We are subject to risks inherent in doing business internationally that could impair our ability to expand into foreign markets.

Sales to international customers represented approximately 33% of our revenue in 2003 and approximately 33% of our revenue in the first nine months of 2004. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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

Our future success will depend to a significant extent on the continued service of our executive officers and certain other key employees. Of particular importance to our continued operations are our President and Chief Executive Officer, Greg Butterfield, and our Chief Technology Officer, Dwain Kinghorn. None of our executive officers are bound by an employment agreement and a substantial amount of the stock options granted to our executive officers have vested. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key personnel could divert management’s time and result in increased operating expenses.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, has proposed changes to GAAP that, if implemented, would require us to record an additional charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording charges for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $3.3 million in 2002, decreased our net income by $8.1 million in 2003, and decreased our net income by $11.4 million in the nine months ended September 30, 2004. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant options to employees, we may incur increased accounting compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

If we fail to implement and maintain adequate internal systems and effective internal control over financial reporting, our ability to manage our business and provide reliable financial reporting could be impaired and our management and auditors may be precluded from certifying effective internal control over financial reporting, which could harm our business reputation and cause our stock price to decline.

From time to time, in our ongoing effort to improve business and operational processes and our internal control over financial reporting, we or our auditors have determined and may in the future determine that “significant deficiencies” or “material weaknesses” (as such terms are defined under PCAOB accounting standards) exist or that our internal control over financial reporting may otherwise require improvement. As disclosed under Item 4 - Controls and Procedures in this Form 10-Q, during the quarter ended September 30, 2004, we experienced internal systems errors related to an implementation of a new license management portal, which delayed the shipping of license keys on orders received late in the quarter. In connection with our evaluation of changes to our internal control over financial reporting required under SEC rules promulgated pursuant to The Sarbanes-Oxley Act of 2002, and in the process of investigating these systems errors, management identified certain control deficiencies in our internal control over financial reporting relating to the systems errors, including control deficiencies involving the lack of: (i) restrictions on access to effect development level changes to our financial systems and applications in a production environment, and (ii) limitations on user access into our financial systems, applications and data. Since identifying these control deficiencies, we have taken steps, and we may yet identify additional steps, to make improvements to our internal control over financial reporting that we believe will remediate these control deficiencies and enhance the reliability of our internal control over financial reporting.

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the SEC promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2004, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any material weakness in our internal control over financial reporting. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that the reportable condition and control deficiencies identified above or other control deficiencies, either individually or in combination, constitute material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate these deficiencies before December 31, 2004, and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective. In such a case, investors may lose confidence in the reliability of our financial reporting, which may harm our business reputation and cause our stock price to decline.

Moreover, if significant deficiencies or material weaknesses exist in our internal control over financial reporting, including those which we have previously identified and have sought or are seeking to remediate, our ability to reliably provide financial statements in accordance with GAAP could be impaired, which would lead to a loss of investor and customer confidence and a sustained material decline in our stock price.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that may inhibit potential acquisition bids for us and prevent changes in our management. Certain provisions of our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction. In addition, we have agreements with strategic partners that contain provisions which in the event of a change of control allow such partners to terminate the agreements. These provisions of our charter documents and agreements could have the effect of discouraging others from making tender offers for our shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent changes in our management.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2003, approximately 33% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollars. During the nine months ended September 30, 2004, approximately 28% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Estonia, France, Germany, The Netherlands, Singapore, Sweden, Switzerland, Japan and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of September 30, 2004, we had no hedging contracts outstanding. At September 30, 2004, we had $171.4 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

Changes in Internal Control over Financial Reporting. In our ongoing effort to improve business and operational processes, we developed a new license management portal (“LMP”) that automates the generation and delivery of license keys based on orders received and processed. The LMP went into production during the quarter ended September 30, 2004. The implementation of the LMP during the quarter led to internal systems errors that delayed the shipping of license keys on orders received late in the quarter, which resulted in a deferral of license revenue to the following quarter. This implementation, with the resulting systems errors, materially affected our “internal control over financial reporting” (as defined under Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter. In connection with our evaluation of changes to our internal control over financial reporting required by Rule 15d-15(d) of the Exchange Act, and in the process of investigating the systems errors, management has identified certain control deficiencies in our internal control over financial reporting relating to the systems errors, including control deficiencies involving the lack of: (i) restrictions on access to effect development level changes to our financial systems and applications in a production environment, and (ii) limitations on user access into our financial systems, applications and data. Since identifying these control deficiencies, we have taken steps, and we may yet identify additional steps, to make improvements to our internal control over financial reporting that we believe will remediate these control deficiencies and enhance the reliability of our internal control over financial reporting.

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2004, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that the control deficiencies identified above or other control deficiencies, either individually or in combination, constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate these control deficiencies before December 31, 2004, and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective.

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

In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas, requesting compensatory damages and injunctive relief. Symantec and PowerQuest initially claimed that the Company is infringing one of Symantec’s patents and two of PowerQuest’s patents. In August 2004, Symantec and PowerQuest amended its complaint and dismissed one of the infringement claims without prejudice. In its answers to the original complaint and amended complaint, the Company has denied the claims of infringement and brought a counterclaim asserting that the patents in question are invalid and that Symantec is infringing two of the Company’s patents. The Company intends to vigorously defend against the claims made by Symantec and PowerQuest and prosecute its counterclaims against Symantec.

In June 2003, InstallShield Software Technologies, Inc., or InstallShield, filed suit against Wise Solutions, Inc., or Wise Solutions, in the United States District Court for the Northern District of Illinois Eastern Division. In December 2003, the Company acquired Wise Solutions by means of a merger transaction, with Wise Solutions surviving as the Company’s wholly owned subsidiary. InstallShield claimed that its suit arose out of a criminal investigation of Wise Solutions conducted by the U.S. Attorney’s office in Chicago, Illinois and the FBI. Management believes the government investigation concerns the same facts and circumstances upon which the civil suit was based. In July 2004, the parties entered into a settlement agreement that resolved all claims made by the parties in the civil litigation, and the Court has dismissed the case with prejudice. The Company accrued for this settlement as of June 30, 2004. In September 2004, the Company received written notice from the U.S. Attorney’s office in Chicago, Illinois, informing the Company that the Chicago office had closed its investigation of Wise Solutions and that it had not filed nor sought to file criminal charges against Wise Solutions.

We are involved in other claims and legal matters arising in the ordinary course of business. The ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On August 31, 2004, we issued a total of 29,082 shares of Altiris common stock to former shareholders of Bridgewater, in connection with our purchase of certain assets of Bridgewater. These shares were valued at $23.73 per share as of August 31, 2004, the date we signed the asset purchase agreement with Bridgewater. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

We made no repurchase of shares during our quarter ended September 30, 2004.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held the 2004 Annual Meeting of Stockholders on July 22, 2004 in Lindon, Utah.

At the 2004 Annual Meeting of Stockholders, the stockholders elected the following individuals to the Board of Directors to serve until the 2007 Annual Meeting of Stockholders, and until their successors are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Withheld
Michael J. Levinthal	22,021,467	302,577
Mark E. Sunday	21,739,537	584,507

Messrs. Butterfield, Filler, Hoag and Roach are each serving a term as a director which continues after the 2004 Annual Meeting of Stockholders.

Also, the Altiris, Inc. 2004 Stock Plan was not adopted. There were 8,630,954 votes cast for the adoption of the plan, 13,690,527 votes cast against the plan and 2,563 abstentions. There were no broker non-votes with respect to this matter.

Finally, at the 2004 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment of KPMG LLP as our independent auditors for the 2004 fiscal year. There were 21,938,636 votes cast for the ratification, 383,302 votes cast against the ratification and 2,106 abstentions. There were no broker non-votes with respect to this matter.

    ITEM 5. OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of September 30, 2004, Gregory S. Butterfield, President and Chief Executive Officer and a director of Altiris, and Stephen C. Erickson, Vice President, Chief Financial Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

    ITEM 6. EXHIBITS

Exhibit Number	Description of Document
2.1KG	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOG	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JFP	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5KFP	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LFP	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6FP	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6GP	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AGM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BGO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CFP	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7DF	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004. 2004.

10.7EFP	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.
B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.
C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.
D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.
E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.
F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.
G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.
H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.
I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.
J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.
K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.
L	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.
M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.
N	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.
O	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.
P	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: November 9, 2004	/S/ STEPHEN C. ERICKSON
Stephen C. Erickson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1KG	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOG	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JFP	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5KFP	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LFP	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6FP	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6GP	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AGM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BGO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CFP	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7DF	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7EFP	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.
B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.
C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.
D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.
E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.
F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.
G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.
H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.
I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.
J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.
K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.
L	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.
M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.
N	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.
O	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.
P	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.