Form 10-K
period 2004-12-31
ALTIRIS INC
filed 2005-03-16
CIK 1139650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2004, as reported on the Nasdaq National Market, was approximately $592,503,753. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of June 30, 2004, the Registrant had 26,536,433 shares of its common stock, $0.0001 par value, issued and outstanding.

There were 27,387,801 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2005 Annual Meeting of Stockholders.

ALTIRIS, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2004

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

PART I

ITEM 1.    Business

Overview

We are a leading provider of software products and services that enable organizations to manage information technology, or IT, IT assets throughout their lifecycles. Our comprehensive client management, server management and asset management suites are designed to address the challenges that IT professionals face in deploying, migrating, backing up and restoring software settings on multiple hardware devices; provisioning and managing servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; and facilitating problem resolution for hardware or software failures. We have designed our software for use by organizations of all sizes to manage the efficiency and ensure the reliability and availability of complex and distributed IT environments. We believe that the comprehensive functionality of our products, combined with their ease of use, allows an organization to lower its total cost of IT ownership. Our products are used by businesses in a wide variety of industries and computing environments. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002.

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

The mission-critical nature of IT infrastructure, combined with the increase in technological and operational complexity, has made IT assets more difficult and costly to manage. IT professionals are required to service and support a growing number of on-site and remote users with increasingly unique requirements while maintaining knowledge of, and taking advantage of, advances in hardware, software, systems and network technologies. Further, the ongoing need to continuously configure, upgrade, migrate, provision and manage IT assets, and the failure to maintain service levels and infrastructure uptime, can be costly. Indirect costs stemming from downtime, underutilization of IT assets and reduced productivity can be even more costly. In addition, IT budget constraints continue to force businesses to prioritize spending, resulting in the selection of fewer technology vendors, the deployment of technology initiatives only with compelling return on investment and the use of fewer qualified professionals to manage IT assets.

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

Expand our strategic relationships with industry leaders.    We plan to extend, enhance and develop relationships with leading technology companies, including desktop, server and handheld computer manufacturers as well as systems integrators, value added resellers or VARs and distributors. We currently have formalized strategic relationships with HP and Dell and an informal strategic relationship with Microsoft. We believe that these types of relationships will allow us to package and distribute our software products to our partners’ customers, increase sales of our products through joint selling and marketing arrangements and increase our insight into future industry needs. We plan to continue to add new relationships and extend our existing relationships with VARs, OEMs, systems integrators, distributors and industry leading technology companies to further our sales and marketing efforts.

Continue to Pursue strategic acquisitions.    We have acquired and integrated core technologies from a variety of technology companies HP, Computing Edge, Tekworks, Previo, Wise Solutions, FS Logic, BridgeWater Technologies and Tonic Software. We intend to be opportunistic in the acquiring of businesses and technologies that will expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity or broaden our customer base.

Expand our worldwide presence.    We believe that international markets present a substantial growth opportunity for us as the worldwide market for IT lifecycle management products continues to grow. We are currently selling our products in Europe, Australia, Asia, Canada, Mexico, South and Central America and Africa and developing our sales, marketing and support functions in those areas by expanding our direct sales force, improving our customer service capabilities and developing relationships with international resellers, distributors and OEMs.

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

Our products are licensed to customers as integrated suites or as separate modules, depending on customer requirements. We believe this scaleable approach to IT lifecycle management enables us to meet the needs of organizations of all sizes. The following table summarizes our primary product suites, their functionality and the individual modules included in each suite:

Suite	Functionality	Modules Included
Client Management	Deployment and configuration management for client and mobile devices	Inventory Solution, Application Metering, Deployment Solution, Patch Management, Software Delivery, Application Management, PC Transplant Pro, Carbon Copy, Web Administrator, Recovery Solution, and Wise Package Studio

Server Management	Deployment and configuration management for servers	Inventory Solution, Deployment Solution, Patch Management, Software Delivery, Application Management, Carbon Copy, Web Administrator, Recovery Solution, Monitor Solution, Site Monitor, and Wise Package Studio

Asset Management	Integrated inventory, fixed asset, contract management, TCO reporting, and incident management	Inventory Solution, Asset Control, Barcode Solution, Contract Management, TCO Management, and Helpdesk Solution

The following table summarizes our target segments and corresponding product offerings:

Target Segment	Module	Functionality
Client & Mobile	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows desktop and notebook computers, Macintosh, and PocketPC and Palm handheld devices

	Application Metering	Application discovery and usage reporting including the ability to restrict usage on Windows desktop and notebook computers

	Deployment Solution	Deploy and configure Windows-based computers, and PocketPC handheld devices

	Patch Management	Automated vulnerability assessment and centralized patch management for Windows desktop and notebook computers

	Software Delivery	Deliver application software to Windows desktop and notebook computers

	Application Management	Application self-healing, conflict analysis, and desired state management for Windows desktop and notebook computers

	PC Transplant Pro	Ability to capture, restore, and migrate Windows PC settings including desktop, network, printer, and application settings

	Carbon Copy	Web-based remote control and access utilities for poorly connected Windows desktop and notebook computers

	Web Administrator	Web-based real-time diagnosis and remediation utilities for Windows desktop and notebook computers

	Recovery Solution	Patented backup and recovery with network and local recovery options for Windows desktop and notebook computers

	Wise Package Studio	Windows application packaging powered by Wise Solutions

Server Management	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows, Linux, and UNIX servers

Target Segment	Module	Functionality
	Deployment Solution	Deploy and configure Windows and Linux servers using a combination of imaging and scripting

	Patch Management	Automated vulnerability assessment and centralized patch management for Windows servers

	Software Delivery	Deliver application software to Windows, Linux, and UNIX servers

	Application Management	Application self-healing, conflict analysis, and desired state management for Windows servers

	Carbon Copy	Web-based remote control (including a PocketPC viewer) and access utilities for Windows servers

	Web Administrator	Web-based real-time diagnosis and remediation utilities for Windows servers

	Recovery Solution	Patented backup and recovery for Windows servers

	Monitor Solution	Real-time process, performance, and event monitoring for dynamic provisioning and re-provisioning of Windows servers

	Site Monitor	Network availability and response monitoring including network access, port availability, and URL monitoring for Windows, Linux and Linux Servers

	Wise Package Studio	Windows application packaging powered by Wise Solutions

	Monitoring	Ability to monitor basic health, historical data and application specific performance

Asset Management	Inventory Solution	Comprehensive hardware, software, and user inventory for clients, handhelds, servers, and network devices

	Asset Control	Extend and customize inventory, define and track fixed assets, record change history, and import/export/link to other data systems, such as, a financial system

Target Segment	Module	Functionality
	Barcode Solution	Barcode reader support for receiving assets, physical auditing and reconciliation, stock room management, and asset tag labeling

	Contract Management	Define and record contracts for software license, hardware lease, vendor and service level agreement management

	TCO Management	Automated total cost of ownership base lining and reporting

	Helpdesk Solution	Web-based incident management including auto routing, escalation, asset association, service level agreement management, and knowledge management

Customer Services

In complex environments, a high level of technical support and customer services is critical to the successful marketing and sale of our products and the development of long-term customer relationships. Our customer services group provides all of our customers with complementary access to our user forum. For customers needing a higher level of support, we provide a range of services that include:

On-site services.    Our on-site professional services include pre- and post-sales consulting services, as well as implementation and integration assistance. Consulting services include planning, simple designing and integration performed by our experienced consultants or software engineers.

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

We provide customer services from our headquarters in Lindon, Utah, and our other support offices located in Norwood, Massachusetts; Plymouth, Michigan; Landau, Germany; Sydney, Australia and Tallinn, Estonia. As of December 31, 2004, we had 135 customer services personnel worldwide. We intend to hire additional customer services personnel and establish new support sites to meet our customers’ needs.

Customers

As of December 31, 2004, we had licensed our products to more than 11,000 customers in a broad range of industries, including communications, energy, financial/consulting services, healthcare/pharmaceuticals, information technology, insurance and manufacturing/retail. The number of deals more than $100,000 of our software licenses and services were 80 in 2002, 167 in 2003, and 291 in 2004.

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

OEMs, distributors and VARs.    Building upon our established relationship with Dell, we entered into an agreement in May 2002 by which we granted to Dell a nonexclusive license to distribute certain of our software products. Recently, our product offering through this agreement has been expanded to include our Recovery Solution software. Dell accounted for approximately 15% of our revenue in 2003 and 25% of our revenue in 2004.

In addition, we use a variety of distributors to distribute our software products to our VAR and reseller channel partners. We also offer channel partner programs that provide sales and technical training, technical support and priority communications to qualified VARs regarding our new products, promotions, pricing and sales tools. In particular, the Altiris Business Partner program requires that each VAR have at least one systems engineer who is certified as an Altiris Certified Engineer. Through this program, we have agreements with more than 100 Altiris Business Partners throughout North America. In addition, we have over 1,000 resellers in North America who have registered through our website to distribute our products. We also have over 500 international VARs and resellers in over 75 countries that deliver our products and related services.

We also have a license and distribution agreement with HP under which HP distributes certain of our products to customers directly or through HP’s distributors and resellers. Our product offering through this agreement has been expanded to include our Deployment Solution software for HP’s thin client and our Recovery Solution software for HP’s business desktops and notebooks. HP accounted for 27% of our revenue in 2003 and 31% of our revenue in 2004.

Systems integrators. We work with a number of firms providing systems integration services that have selected our products as a component of delivering services to their customers. CompuCom Systems, Inc., CSC, Dell Consulting Services, EDS, Getronics, HP, IBM Global Services, Northrop Grumman, Pink Roccade, SAIC,

Spherion, Syntegra, and Unisys have used our products in delivering services. We are also pursuing relationships with other systems integrators. These firms complement our internal consulting teams with a substantial network of expertise, as well as the ability to lead large and complex projects.

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

Web console.    Our Web console has a Web-browser based user interface. It supports tables, charts, graphs and pivot table views with drill-down capabilities for progressive discovery and context sensitive hyper-links to other functions within the Web console. Secure report views allow the user to limit access to select reports. As individual modules are installed, the Web console is automatically extended with new views, functions, collections, policies and reports. A user-defined collection represents a group of machines or users accessing any information available in the database. Policies are used to define standard operations and automate management. Collection-based policies enable administrators to establish different sets of policies for notebook computers and servers, or specific users.

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

Sales and Marketing

Sales.    We sell and market our IT lifecycle management products and services primarily through VARs, distributors, OEMs, systems integrators, online sales and our direct sales force. As of December 31, 2004, we had 284 sales and marketing employees, including pre-sales technical support personnel. These sales people are located in major metropolitan areas in the United States such as Atlanta, Austin, Boston, Chicago, Cincinnati, Dallas, Denver, Detroit, Ft. Lauderdale, Houston, Indianapolis, Los Angeles, Miami, Minneapolis, Newark, New York, San Diego, San Francisco, Seattle, St. Louis, and Washington D.C. We also have sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom. Also supporting these efforts are 135 customer services personnel. Revenue from customers outside of the United States accounted for 20% of our revenue in 2002, 33% of our revenue in 2003 and 36% of our revenue in 2004. We plan to continue to expand our direct sales force in the Americas, the Asia Pacific region, and in the Europe, Middle East and Africa region, or EMEA. We currently target senior executives, especially chief information officers, for our large, enterprise-wide sales and directors or project managers in IT departments for our module sales. Typically, our sales process will include an initial sales presentation, a product demonstration, a product evaluation period and a purchase process.

Marketing.    We have a variety of marketing programs designed to create global brand recognition and market awareness for our product offerings. We market our products and services through our Web site, online and magazine advertising, directed advertising in e-mail newsletters and mailings, as well as press tours. In addition, our marketing efforts include active participation at tradeshows, technical conferences and technology seminars, publication of technical and education articles in industry journals, sales training and preparation of competitive analyses. Our customers and strategic partners provide references, and we feature customer recommendations in our advertising and other promotional activities. In addition, we host and sponsor ManageFusion conferences, a series of user conferences held throughout the world each year, that bring together many of our customers, resellers and other business partners enabling a transfer of knowledge of our products and the latest developments and best practices in systems management technology among our employees, partners, resellers and customers. We plan on holding ManageFusion conferences at 11 locations around the world in 2005.

Research and Development

Our research and development organization is responsible for the design, development and release of our products, documentation and product management. We have made substantial investments in research and development. As of December 31, 2004, we had 285 employees in our research and development group, which is organized into sub-groups focused on development, quality assurance, documentation and localizing products for non-English environments. Members from each discipline also form separate product teams that work closely with sales, marketing and customer support to better address market needs and user requirements.

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

Competition

The market for IT lifecycle management software is highly fragmented, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Consolidation among companies competing in the systems management market adds complexity to the dynamic nature of the market. Other vendors focusing on multiple aspects of IT lifecycle management include Computer Associates, HP (OpenView), Microsoft, IBM (Tivoli) and BMC. Our strategy with respect to the offerings of IT lifecycle management software vendors is not to displace them, but instead to add value by developing and marketing software solutions that extend, enhance and complement their solutions. Other competitors with respect to various phases of IT lifecycle management include Macrovision (InstallShield), LANDesk, HP (Radia), Microsoft, Symantec and Peregrine Systems.

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

Intellectual Property and Proprietary Rights

Our success and ability to compete depend on our continued development and protection of our proprietary software and other technologies. We rely primarily on a combination of patent, copyright, trade secret and trademark laws as well as contractual provisions to establish and protect our intellectual property rights. We currently own patents issued in the United States and have patent applications pending in the United States and under the Patent Cooperation Treaty. Although we believe that our patents are important intellectual property assets that can give us a competitive advantage, we do not believe that any one of our issued patents is material to our business as a whole. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.

We provide our software products to customers pursuant to license agreements that impose restrictions on use. These license agreements are primarily in the form of shrink-wrap or click-wrap licenses, which are not negotiated with or signed by our end user customers, that and purport to take effect upon downloading, installing or using the software. In some jurisdictions, these measures may afford only limited protection of our intellectual property and proprietary rights associated with our products. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our products, technology or business plans. Despite our efforts to protect our proprietary rights through license and confidentiality agreements, unauthorized parties may still attempt to copy or otherwise obtain and use our products and technology. In addition, we conduct business internationally, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

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

Trademarks

As of December 31, 2004, we owned 24 United States trademark registrations, including Altiris, Inventory Solution, PC Transplant, RapidDeploy, RapidInstall, and Wise Solutions Wise Package Studio. Altiris is also a registered trademark in other countries. We also own a perpetual license to use the registered trademark, Carbon Copy, which is a registered trademark of Altiris in some foreign jurisdictions. We have several other trademarks and are actively pursuing trademark registrations in several foreign jurisdictions. All other trademarks, trade names or service marks appearing in the Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed purusant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.altiris.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Employees

As of December 31, 2004, we had 750 employees, including 246 in sales and marketing, 135 in customer services and support, 285 in research and development and 84 in general administration. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers

The following table sets forth information with respect to our executive officers:

Name	Age	Position
Gregory S. Butterfield	45	President and Chief Executive Officer
Stephen C. Erickson	48	Vice President, Chief Financial Officer
Dwain A. Kinghorn	39	Vice President, Chief Strategy and Technology Officer
Michael R. Samuelian	46	Vice President, Sales
Poul E. Nielsen	46	Vice President, Corporate Development

Gregory S. Butterfield has served as our President and Chief Executive Officer since February 2000, as a director since May 2000 and as the Chairman of our Board of Directors since 2004. Prior to joining Altiris, Mr. Butterfield served as Vice President, Sales for Legato Systems, Inc., a backup software company, from July 1999 to February 2000. From June 1996 to July 1999, Mr. Butterfield served as Executive Vice President of Worldwide Sales for Vinca, a fault tolerance and high availability company. From June 1994 to June 1996, Mr. Butterfield was the Regional Director of the Rocky Mountain Region for Novell, Inc., a provider of Internet business solutions. From January 1992 to June 1994, Mr. Butterfield was Vice President of North American Sales for WordPerfect Corporation, a software company.

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

Poul E. Nielsen served as our Vice President, Corporate Development since October 2004. Prior to that, Mr. Nielsen served as our Vice President, Marketing and Product Strategy from April 2003. Prior to that, Mr. Nielsen served as our Vice President, Product Strategy from October 2000. Before joining Altiris, Mr. Nielsen served as President and Chief Operating Officer of Computing Edge Corporation from January 1999. Mr. Nielsen served as Assistant Vice President, Research & Development for Computer Associates, from August 1996 to January 1999. From February 1981 to August 1996, Mr. Nielsen held software development, management, and technical director positions with Digital Equipment Corporation, focusing on distributed systems management.

ITEM 2.    Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located in our headquarters facility in Lindon, Utah. We currently occupy approximately 71,000 square feet of office space in the Lindon facility under the terms of an operating lease expiring in December 2006. This facility should be adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in Australia, Estonia, France, Germany, Japan, Massachusetts, New Mexico, Michigan, the Netherlands, Singapore, Sweden, Texas and the United Kingdom.

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

In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas, requesting compensatory damages and injunctive relief. Symantec and PowerQuest initially claimed that the Company is infringing one of Symantec’s patents and two of PowerQuest’s patents. In August 2004, Symantec and PowerQuest amended its complaint and dismissed one of the infringement claims without prejudice. In its answers to the original complaint and amended complaint, the Company has denied the claims of infringement and brought a counterclaim asserting that the patents in question are invalid and that Symantec is infringing two of the Company’s patents. The Company is vigorously defending against the claims made by Symantec and PowerQuest and prosecuting its counterclaims against Symantec.

We are involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” we make a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in our opinion, the ultimate disposition of these matters will not have a material adverse effect on our results of operations or financial position.

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

	High	Low
Fiscal Year Ended December 31, 2004:
Fourth Quarter	$35.43	$25.49
Third Quarter	31.65	21.29
Second Quarter	29.42	23.23
First Quarter	39.01	22.37
Fiscal Year Ended December 31, 2003:
Fourth Quarter	$36.48	$26.41
Third Quarter	27.08	16.77
Second Quarter	21.25	12.24
First Quarter	14.97	10.85

As of March 14, 2005, there were 27,387,801 shares of our common stock issued and outstanding and held by approximately 56 stockholders of record.

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

We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, in September of 2002, we acquired certain technology assets from Previo, Inc. for an aggregate consideration of $1.1 million; in December 2003, we acquired Wise Solutions, Inc. for approximately $31.5 million plus shares of our common stock; in March 2004, we acquired FSLogic Inc. for approximately $0.9 million plus shares of our common stock; in August 2004, we acquired Bridgewater for approximately $2.2 million plus shares of our common stock; and in December 2004, we acquired Tonic Software, Inc. for $5.1 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term interest-bearing, investment-grade securities.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Insider Trading Policy, as amended, allows our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written trading plans that permit automatic trading of our common stock or trading of our common stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of December 31, 2004, Gregory S. Butterfield, Chairman and Chief Executive Officer, Stephen C. Erickson, Vice President and Chief Financial Officer and Poul E. Nielsen, Vice President, Corporate Development were the only executive officers of Altiris who had Rule 10b5-1 trading plans in effect. We believe that additional directors, officers and employees may establish such trading plans in the future.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Software	$6,653	$20,632	$38,095	$64,787	$105,601
Services	3,377	13,819	24,781	34,552	60,964

Total revenue	10,030	34,451	62,876	99,339	166,565

Cost of revenue:
Software	920	5,897	2,689	1,833	6,069
Services	870	3,644	6,880	10,970	20,654

Total cost of revenue	1,790	9,541	9,569	12,803	26,723

Gross profit	8,240	24,910	53,307	86,536	139,842

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $932, $618, $1,458, $757 and $350, respectively)	7,870	17,682	28,187	39,035	65,643
Research and development (exclusive of stock-based compensation of $216, $112, $309, $136 and $64, respectively)	3,246	9,733	16,297	24,264	31,414
General and administrative (exclusive of stock-based compensation of $497, $374, $857, $429 and $199, respectively)	1,528	4,786	6,765	7,960	14,718
Stock-based compensation	1,645	1,104	2,624	1,322	613
Amortization of intangible assets	104	350	46	262	2,725
Write-off of in-process research and development	—	—	—	910	—
Write-down of intangible assets	—	788	—	—	—

Total operating expenses	14,393	34,443	53,919	73,753	115,113

Income (loss) from operations	(6,153)	(9,533)	(612)	12,783	24,729
Other income (expense), net	(390)	(616)	1,152	3,187	2,647

Income (loss) before income taxes	(6,543)	(10,149)	540	15,970	27,376
Provision for income taxes	—	(62)	(626)	(1,952)	(10,652)

Net income (loss)	(6,543)	(10,211)	(86)	14,018	16,724

Dividends related to preferred shares	—	—	(13,781)	—	—

Net income (loss) attributable to common stockholders	$(6,543)	$(10,211)	$(13,867)	$14,018	$16,724

Other comprehensive income (loss), net of tax effects:
Net income (loss)	$(6,543)	$(10,211)	$(86)	$14,018	$16,724
Foreign currency translation adjustments	—	(3)	(57)	7	598
Unrealized gain (loss) on available-for-sale securities	—	—	143	(32)	(212)

Comprehensive income (loss)	$(6,543)	$(10,214)	$—	$13,993	$17,110

Basic net income (loss) per common share	$(0.81)	$(1.14)	$(0.89)	$0.62	$0.63

Diluted net income (loss) per common share	$(0.81)	$(1.14)	$(0.89)	$0.58	$0.61

Shares used to compute basic net income (loss) per common share	8,093	8,989	15,532	22,787	26,612

Shares used to compute diluted net income (loss) per common share	8,093	8,989	15,532	24,054	27,539

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$629	$1,023	$46,674	$61,581	$122,988
Working capital (deficit)	(3,218)	(8,071)	65,353	130,704	161,712
Total assets	8,550	12,945	89,833	210,787	278,242
Long-term debt and capital lease obligations	11	900	780	818	871
Total stockholders’ equity (deficit)	759	(5,744)	65,918	166,850	202,208

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Altiris is a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our IT lifecycle management solutions address the challenges of IT deployment and migration, software delivery and operations management, inventory tracking and asset management, and server provisioning and management through scalable and integrated software products. We have grown our revenue from $1.9 million in 1998 to $166.6 million in 2004.

History and background

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

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge for total consideration of $3.8 million, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks for total consideration of $0.8 million, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq’s Carbon Copy technology for total consideration of $3.6 million, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, for total consideration of $1.1 million, which added system back-up and recovery technology to our product offerings. In December 2003, we acquired Wise Solutions, for total consideration of $43.7 million, which added enterprise application packaging to our product offerings. In March 2004, we acquired FSLogic Inc., for total consideration of $1.8 million, which file system layering technology enhances our application management capabilities. In August 2004, we acquired Bridgewater Technologies for total consideration of $2.9 million, which adds network device management as well as quarantine capabilities to our product suites. In December 2004, we acquired Tonic Software for total consideration of $5.1 million, which provides technology for server monitoring and diagnostic capabilities for heterogeneous environments.

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

Revenue from customers outside of the United States accounted for 36% of our total revenue in 2004, 33% of our total revenue in 2003 and 20% of our total revenue in 2002. As of December 31, 2004, we had sales people located internationally in Australia, Belgium, France, Germany, Japan, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom.

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

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where services are considered essential to the functionality of the software. Services are generally not considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of December 31, 2004, we had $42.7 million of deferred revenue.

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

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. Additionally, the assessment that services are not essential to the functionality of the software may change depending on our mix and type (between services and software products) of future arrangements. Further implementation guidelines relating to SOP 97-2 and related modifications as well as new pronouncements may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

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

In connection with the acquisitions of the assets of Computing Edge, Tekworks, Previo, Wise Solutions, FSLogic, BridgeWater, Tonic and the Carbon Copy technology, we recorded $59.8 million of intangible assets consisting of intellectual property, customer lists, core technology, trademark and trade name, non-compete agreements, and goodwill. Trademark and trade names associated with the Wise Solutions acquisition and goodwill have indefinite lives. We evaluate goodwill for impairment, using a fair value based analysis, at least annually. The identifiable intangible assets are generally amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated discounted cash flow value. We performed an impairment test as of December 31, 2004, and determined that no intangible assets were impaired.

We provided a valuation allowance of $5.2 million and $5.9 million against our entire net deferred tax assets as of December 31, 2004 and 2003, respectively. The valuation allowance was recorded given the historical losses coupled with uncertainties regarding our future operating profitability and taxable income.

Had we assumed the net deferred tax asset was fully realizable, and released the valuation allowance, a deferred tax provision benefit of $0.2 million and $0 million would have been recorded in 2004 and 2003, respectively. The remaining benefit associated with a release of valuation allowance would be attributable to stock option tax deductions and recorded as an increase to additional paid-in-capital. We will continue to evaluate the valuation allowance, and in 2005 we may eliminate some or all of the valuation allowance if and as we continue to operate at a profit.

Limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments, and to build and promote our brand. As a result, in certain periods of our existence we have incurred significant losses. During 2004, we have eliminated the accumulated deficit of $9.5 million as of December 31, 2003 and have retained earnings of $7.2 million as of December 31, 2004.

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

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the years ended December 31, 2002, 2003, and 2004:

	Year Ended December 31,
	2002	2003	2004
Revenue:
Software	61%	65%	63%
Services	39	35	37

Total revenue	100	100	100

Cost of revenue:
Software	1	1	1
Amortization of acquired intellectual property	3	1	3
Services	11	11	12

Total cost of revenue	15	13	16

Gross profit	85	87	84

Operating expenses:
Sales and marketing	45	39	39
Research and development	26	24	19
General and administrative	11	8	9
Stock-based compensation	4	1	—
Amortization of intangible assets	—	1	2
Write-off of in-process research and development	—	1	—

Total operating expenses	86	74	69

Income (loss) from operations	(1)	13	15
Other income (expense), net	2	3	1
Provision for income taxes	(1)	(2)	(6)

Net income (loss)	—%	14%	10%

Dividends related to preferred shares	(22)%	—%	—%

Net income (loss) attributable to common stockholders	(22)%	14%	10%

Comparison of Years Ended December 31, 2004 and 2003

Revenue

Our total revenue increased from $99.3 million for the year ended December 31, 2003 to $166.6 million for the year ended December 31, 2004, representing growth of 68%. Revenue from customers outside of the United States increased from $33.2 million for the year ended December 31, 2003 to $60.5 million for the year ended December 31, 2004, representing growth of 82%. Sales to HP accounted for 27% of our total revenue for the year ended December 31, 2003 and 31% of our total revenue for the year ended December 31, 2004. Sales to Dell accounted for 15% of our total revenue for the year ended December 31, 2003 and 25% of our total revenue for the year ended December 31, 2004.

Software.    Our software revenue increased from $64.8 million for the year ended December 31, 2003 to $105.6 million for the year ended December 31, 2004, representing growth of 63%. We had 291 transactions greater than $100,000 in 2004 as compared to 167 in 2003.

Services.    Services revenue increased from $34.6 million for the year ended December 31, 2003 to $61.0 million for the year ended December 31, 2004, representing growth of 76%. The $26.4 million increase was primarily due to $14.1 million of new and renewed AUP associated with the increase in software license revenue, a $13.4 million increase in consulting and training revenue, offset by a $1.1 million decrease in revenue from the MMS conference.

Cost of revenue

Software.    Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $1.8 million for the year ended December 31, 2003 to $6.1 million for the year ended December 31, 2004, representing an increase of 231%. This change was due to an increase in amortization of acquired intellectual property from $0.8 million in 2003 to $4.9 million in 2004. The increase in amortization of acquired intellectual property is primarily due to the amortization of intellectual property acquired from Wise Solutions, FSLogic and Bridgewater. Excluding amortization of acquired intellectual property, cost of software revenue represented 2% and 1% of software revenue for the years ended December 31, 2003 and 2004, respectively. Cost of software revenue, excluding amortization of acquired intellectual property, as a percentage of software revenue is expected to remain relatively consistent.

Services.    Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, training personnel and the cost of the MMS conference. Our cost of services revenue increased from $11.0 million for the year ended December 31, 2003 to $20.7 million for the year ended December 31, 2004, an increase of 88%. The increase was primarily due to an increase of $10.7 million in professional service costs associated with the increase in related consulting and training revenue, offset by a $1.0 million decrease in the costs associated with the 2003 MMS conference. We did not participate as a sponsor of the 2004 MMS conference. Cost of services revenue represented 32% of services revenue for the year ended December 31, 2003 and 34% of services revenue for the year ended December 31, 2004. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing.    Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $39.0 million for the year ended December 31, 2003 to $65.6 million for the year ended December 31, 2004, an increase of 68%. The increase was primarily due to increases in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 306 employees at December 31, 2003 to 381 employees at December 31, 2004. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 39% of total revenue for the year ended December 31, 2003 and 2004. We plan to continue expanding our sales, marketing, and support functions and increasing and expanding our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2005 as we increase our sales and marketing efforts. However, we expect sales and marketing expense as a percentage of total revenue to decline over time.

Research and development.    Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $24.3 million for the year ended December 31, 2003 to $31.4 million for the year ended December 31, 2004, an increase of 29%. The increase was primarily due to additional expenses resulting from the acquisition of certain assets of FSLogic and Bridgewater and from expenses associated with the hiring of additional personnel, which together with research and development personnel added as a result of the acquisitions, resulted in an increase from 229 employees at December 31, 2003 to 285 employees at December 31, 2004. Research and development expense represented 24% of total revenue for the year ended December 31, 2003 and 19% of total revenue for the year ended December 31, 2004. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2005. However, we expect research and development expense as a percentage of total revenue to decline over time.

General and administrative.    General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expense, including legal, accounting expenses, and expenses related to implement and maintain the requirements governed by the Sarbanes-Oxley Act of 2002. General and administrative expense increased from $8.0 million for the year ended December 31, 2003 to $14.7 million for the year ended December 31, 2004, an increase of 85%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and costs associated with being a public company. General and administrative personnel increased from 65 employees at December 31, 2003 to 84 employees at December 31, 2004. General and administrative expense represented 8% of total revenue for the year ended December 31, 2003 and 9% of total revenue for the year ended December 31, 2004. We expect that general and administrative expense will continue to increase to support our growth and due to costs associated with being a public company. However, we expect general and administrative expense as a percentage of total revenue to decline over time.

Stock-based compensation.    We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $1.3 million for the year ended December 31, 2003 and $0.6 million for the year ended December 31, 2004. As of December 31, 2004, we have a remaining balance of $0.3 million of deferred compensation of which we expect to amortize approximately $61,000 per quarter during 2005.

Amortization of intangible assets.    Amortization of intangible assets relates to the intangible assets, consisting of trade marks, patents, customer lists and non-compete clauses, acquired in the Computing Edge, Previo, Wise Solutions, FSLogic, and Bridgewater acquisitions, excluding intellectual property. Amortization of intangible assets increased from $0.3 million for the year ended December 31, 2003 to $2.7 million for the year ended December 31, 2004. The increase is primarily due to the $0.8 million of amortization related to the Bridgewater acquisition and $1.7 million of amortization related to the FSLogic acquisition, offset by the completed amortization of the Previo acquisition. As discussed in Liquidity and Capital Resources, the investment in the Wise Solutions technology will result in approximately $0.7 million of amortization each quarter through 2005. The investment in the FSLogic acquisition technology will result in approximately $10,000 of amortization each quarter through September 2005. The investment in the Tonic acquisition technology will result in approximately $113,000 of amortization each quarter through 2005.

Write-off of in-process research and development.    Write-off of in-process research and development of $910,000 relates to acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Such in-process technology was acquired in the Wise Solutions acquisition in December 2003.

Other income (expense), net.    Other income (expense), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $3.2 million for the year ended December 31, 2003, which consists primarily of interest income and foreign currency transaction gains, offset by interest expense. We had other income of $2.6 million for the year ended December 31, 2004, which consists primarily of interest income and foreign currency transaction gains offset by interest expense.

Provision for income taxes.    The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $2.0 million in 2003 and $10.7 million in 2004. As of December 31, 2004, we had $11.7 million of net operating loss carryforwards for United States federal income tax purposes.

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

Software.    Our software revenue increased from $38.1 million for the year ended December 31, 2002 to $64.8 million for the year ended December 31, 2003, representing growth of 70%. We had 167 transactions greater than $100,000 in 2003 as compared to 80 in 2002.

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

Stock-based compensation.    We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $2.6 million for the year ended December 31, 2002 and $1.3 million for the year ended December 31, 2003. As of December 31, 2003, we have a remaining balance of $0.9 million of deferred compensation.

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

Liquidity and Capital Resources

Since inception, we have funded our operations through borrowings, equity investments and operations. In May 2000, Canopy converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock through a private offering for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to Canopy upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock automatically converted into voting common stock in May 2003. In August 2003, we completed a follow-on offering of 3,750,000 shares of our common stock and realized net proceeds from the offering of $66.0 million.

Our operating activities provided $44.9 million and $24.9 million of cash during the year ended December 31, 2004 and 2003, respectively. Cash provided by operating activities in 2004 consisted primarily of net income of $16.7 million, adjusted for $10.6 million of depreciation and amortization, $0.6 million of stock-based compensation, a $5.3 million provision for doubtful accounts and other allowances, $9.9 million of a reduction in income taxes payable as a result of stock option exercises, $0.1 million gain on sale of available-for-sale securities, offset by a $1.4 million increase in deferred income taxes mainly due to the FSLogic acquisition. Changes in operating assets and liabilities provided $3.3 million of cash during 2004 consisting primarily of a $16.3 million increase in deferred revenue, $4.7 million increase in accrued salaries and benefits, $2.8 million increase in other accrued expenses, offset by a $20.7 million increase in accounts receivable. Net cash provided by operating activities in 2003 consisted primarily of the net income of $14.0 million, adjusted for $3.2 million of depreciation and amortization, $1.4 million of stock-based compensation, and a $2.6 million provision for doubtful accounts and other allowances. Changes in operating assets and liabilities provided $1.8 million of cash during 2003.

Accounts receivable increased from $23.5 million as of December 31, 2003 to $40.1 million as of December 31, 2004. Accounts receivable increased at a higher rate than revenue as of December 31, 2004 primarily due to large sales during the last month of the period with payment not yet received. Deferred revenue increased from $26.0 million as of December 31, 2003 to $42.7 million as of December 31, 2004.

Investing activities provided $11.1 million and used $77.8 million of cash during the years ended December 31, 2004 and 2003, respectively. Cash provided by investing activities during 2004 consisted of $80.1 million in dispositions of available-for-sale securities, offset by $63.3 million in purchases of available-for-sale securities,

$2.7 million for purchases of property and equipment, and $3.0 million for asset acquisitions. Cash used by investing activities during 2003 consisted of $75.4 million in purchases of available-for-sale securities, $1.5 million for purchases of property and equipment, and $31.9 million for asset acquisitions, offset by $30.9 million in dispositions of available-for-sale securities.

Financing activities provided $5.3 million and $68.7 million of cash in 2004 and 2003, respectively. During 2004, we received $6.5 million of cash from the exercise of stock options, offset by $1.2 million of payments on notes payable and capital lease obligations. During 2003, we received $69.9 million of cash from the issuance of common shares of stock upon the issuance of 3,750,000 shares of our common stock in the follow-on offering, net of issuance costs, and in the exercise of stock options, offset by $1.2 million of payments on notes payable and capital lease obligations.

As of December 31, 2004, we had stockholders’ equity of $202.2 million and working capital of $161.7 million. Included in working capital is deferred revenue of $38.0 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the foreseeable future.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	After 3 years
Capital lease obligations	$1,865	$994	$871	$—
Operating leases	7,124	3,375	3,716	33

Total contractual obligations	$8,989	$4,369	$4,587	$33

As of December 31, 2004, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29. This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005, with earlier application permitted for such exchanges occurring in fiscal periods beginning after December 16, 2004. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FAS 109-1, Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 states the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. The Company has determined not to repatriate foreign earnings.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the Company’s year ending December 31, 2005. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees for disclosure purposes. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options. The amounts recognized in prior periods for such excess tax deductions for the years ended December 31, 2004, 2003 and 2002 are found in the accompanying consolidated statement of cash flows.

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

We believe that some of our success has depended, and will continue to depend for the foreseeable future, on our ability to continue as a complementary software provider for Microsoft’s operating systems, development platform, and business applications. Because we do not have any long-term arrangements with Microsoft, we cannot be certain that our relationship with Microsoft will continue or expand. Any deterioration of our overall relationship with Microsoft could materially harm our business and affect our ability to develop, market and sell our products.

If we do not continue to execute on our relationship with Dell, our ability to market and sell our products through Dell will be limited and a substantial revenue source will be impaired or eliminated.

An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003 and 25% of our revenue in 2004. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to develop, market, and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003 and approximately 31% of our revenue in 2004. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed.

In addition, HP has acquired a number of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings, through acquiring companies in our market or otherwise, the level of revenue we derive through our relationship with HP could decline in the future and our growth prospects could be impaired. In addition, if HP decides to market its acquired products exclusively or otherwise significantly reduce or eliminate its marketing of our competitive products as an alternative solution for its customers, our ability to grow our HP customer business would likely be adversely affected. Furthermore, if our HP customer base perceives that such acquisitions or HP’s marketing strategies regarding its acquired products adversely affect our relationship with HP, our ability to grow our HP customer business could be adversely affected and a substantial revenue source could be impaired.

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

The market for IT lifecycle management products and services is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. For example, Microsoft has expanded its product offerings in the systems management market and we expect Microsoft to continue to expand its presence in this market. We may not have the resources or expertise to compete successfully in the future. Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. If our competitors maintain significant market share, we might not be able to achieve sufficient market penetration to grow our business, and our operating results could be harmed.

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

We have acquired and integrated technologies from a variety of technology companies. Acquisitions involve difficulties and risks to our business, including, but not limited to, the following:

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels and sales force. Our indirect sales channels generated approximately 82% of our revenue in 2003 and approximately 86% of our revenue in 2004. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

We also plan to continue to expand our direct sales efforts worldwide and invest substantial resources toward this expansion. Despite these efforts, we may experience difficulty in recruiting and retaining qualified sales personnel. Because we rely heavily on our sales organizations, any failure to expand these organizations with qualified personnel could limit our ability to sell our products. In addition, new sales personnel, who are typically hired and trained during our first and fourth fiscal quarters, can require up to several months to begin to generate revenue from the sale of our products. As a result, our operating results may be adversely affected to the extent we spend considerable time and incur significant expenses on hiring and training new sales personnel who do not begin to generate revenue within several months or at all.

If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented 69% of our revenue in 2003 and 64% in 2004. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

We have experienced delays in developing and releasing new versions and updates of our products and may experience similar or more significant product delays in the future. To date, none of these delays has materially harmed our business. If we are unable, for technological or other reasons, to develop and introduce new and improved products or enhanced versions of our existing products in a timely manner, our business and operating results could be harmed. Difficulties in product development, product localization or integration of acquired or licensed technologies could delay or prevent the successful introduction, marketing and delivery of new or improved products to our customers, damage our reputation in the marketplace and limit our growth.

If we fail to manage effectively the significant growth in our business, then our infrastructure, management and resources might be strained and our ability to manage our business could be diminished.

Our historical growth has placed, and our future growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998 in two offices worldwide, to 750 employees as of December 31, 2004 in 19 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and our expected future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. If we fail to recruit and retain sufficient and qualified management personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

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

Our business and operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

Our business and operating results are subject to the effects of changes in general economic conditions Although conditions have improved in recent periods, particularly in the United States, we remain uncertain as to future economic conditions. If the economic and market conditions in the United States and globally do not continue to improve, or if they deteriorate, we may experience a reduced demand for our products as a result of increasing constraints on IT capital spending as well as increased price competition, all of which could adversely impact our business and operating results.

In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained police or military action in Afghanistan and Iraq, strained international relations with North Korea, and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, increase our costs and adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Our success is dependent upon protecting our proprietary technology. We rely primarily on a combination of copyright, patent, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and provisions provide only limited protection. We currently own patents issued in the United States and have patent applications pending in the United States and under the Patent Cooperation Treaty. However, our patents may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. In addition, patents may not be issued on our current or future technologies. Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to proprietary information underlying our licensed products which they may improperly use or disclose. Additionally, our competitors may independently design around patents and other proprietary rights we hold.

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

Sales to international customers represented approximately 33% of our revenue in 2003 and approximately 36% of our revenue in 2004. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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

Future changes in accounting standards, particularly changes affecting revenue recognition, could require us to change our accounting policies. These changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting securities analysts’ and investors’ expectations. Any of these shortfalls could cause a decline in our stock price.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, has made changes to GAAP that, when effective, will require us to record an additional charge to earnings for employee stock option grants (SFAS 123, as revised). Under the new guidance, stock options will be recorded at their estimated fair value on the date of grant. This change will negatively impact our earnings. For example, recording charges for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $3.3 million in 2002, decreased our net income by $7.2 million in 2003, and decreased our net income by $13.7 million in 2004. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant options to employees, we may incur increased accounting compensation costs, we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Changes in securities laws and regulations have increased our costs, and if significant, could diminish our profitability.

We will continue to incur significant legal, accounting and other expenses to comply with new regulatory requirements. The Sarbanes-Oxley Act of 2002, together with new rules implemented by the SEC and Nasdaq, has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. These additional rules and regulations have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of any new stock option plans. In addition, we have incurred significant costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These costs include additional expenses incurred in implementing changes to our IT systems, that we determined were required. These regulatory requirements may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result; however, if these costs prove significant, they could diminish our profitability.

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

From time to time, in our ongoing effort to improve business and operational processes and our internal control over financial reporting, we or our auditors have determined and may in the future determine that “significant deficiencies” or “material weaknesses” (as such terms are defined under PCAOB accounting standards) exist or that our internal control over financial reporting may otherwise require improvement. For example, during the quarter ended September 30, 2004, we experienced internal systems errors related to an implementation of a new license management portal, which delayed the shipping of license keys on orders received late in the quarter. In connection with our evaluation of changes to our internal control over financial reporting required under SEC rules promulgated pursuant to The Sarbanes-Oxley Act of 2002, and in the process of investigating these systems errors, management identified certain control deficiencies in our internal control over financial reporting relating to the systems errors, including control deficiencies involving the lack of: (i) restrictions on access to effect development level changes to our financial systems and applications in a production environment, and (ii) limitations on user access into our financial systems, applications and data. While we believe that we have taken appropriate steps to remediate control deficiencies we have encountered in the past, we may encounter additional control deficiencies in one or more periods in the future. Moreover, if control deficiencies exist in our internal control over information systems, including that which we have previously identified and have sought or are seeking to remediate, our ability to reliably provide financial statements in accordance with GAAP could be impaired, which would lead to a loss of investor and customer confidence and a sustained material decline in our stock price.

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the SEC promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2004, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any material weakness in our internal control over financial reporting in this Annual Report, on Form 10-K. In November 2004, the SEC issued an exemptive order that provides us until April 30, 2005 to include our management’s assessment in this report, which we will do be filing an amended Form 10-K prior to such date. Although as of the date of this report our management does not expect to conclude that as of December 31, 2004 there were one or more material weaknesses in our internal control over financial reporting, management has not yet completed its evaluation and there can be no assurance in that regard. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. In such a case, investors may lose confidence in the reliability of our financial reporting, which may harm our business reputation and cause our stock price to decline.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2004, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of December 31, 2004, we had no hedging contracts outstanding. At December 31, 2004, we had $183.4 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

ITEM 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley act of 2002 (the “Act”), together with the rules of the Securities and Exchange Commission promulgated pursuant to the Act, imposed many requirements regarding corporate governance and financial reporting. One such requirement under Section 404 of the Act, beginning with this Annual Report on Form 10-K, is for management to report regarding its assessment of the effectiveness of our internal control over financial reporting pursuant to and for our independent registered public accountants to attest to this assessment. On November 30, 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports by eligible companies. We elected to utilize this 45-day extension. Therefore, this Annual Report on Form 10-K does not include such reports. This information will be included in an amended Form 10-K which we will file with the Securities and Exchange Commission not later than April 30, 2005.

Changes in Internal Control Over Financial Reporting.    In our ongoing effort to improve business and operational processes, we developed a new license management portal (“LMP”) that automates the generation and delivery of license keys based on orders received and processed. The LMP went into production during the quarter ended September 30, 2004. The implementation of the LMP during that quarter led to internal systems errors that delayed the shipping of license keys on orders received late in the quarter, which resulted in a deferral of license revenue to the following quarter. In the process of investigating the systems errors, management identified certain control deficiencies in our internal control over financial reporting relating to the systems errors, including control deficiencies involving the lack of: (i) restrictions on access to effect development level changes to our financial systems and applications in an production environment, and (ii) limitations on user access into our financial systems, applications and data. During the quarter ended December 31, 2004, management implemented controls to correct these deficiencies. These controls included: (i) limiting access to the production environment for development level changes, and (ii) establishing limitations on access into our financial systems, applications and data.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this item concerning our directors and executives officers is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business—Executive Officers.”

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

Independent Registered Public Accounting Firm Consent

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts is filed as part of this report in a separate section of this Form 10-K on page F-29.

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

Exhibit Number	Description of Document

2.1KG	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

Exhibit Number	Description of Document

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOG	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JFP	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5KFP	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LFP	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5MF	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6FP	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

Exhibit Number	Description of Document

10.6GP	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AGM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BGO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CFP	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7DFQ	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004. 2004.

10.7EFP	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

N	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

O	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

P	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

Q	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2004 we filed a current report on Form 8-K, dated October 25, 2004, furnishing information under Items 202 and 9.01 relating to the press release regarding our financial results for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: March 16, 2005	By:	/s/ GREGORY S. BUTTERFIELD
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

Signature	Title	Date

/S/ GREGORY S. BUTTERFIELD (GREGORY S. BUTTERFIELD)	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/S/ STEPHEN C. ERICKSON (STEPHEN C. ERICKSON)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/S/ GARY B. FILLER (GARY B. FILLER )	Director	March 16, 2005

/S/ JAY C. HOAG (JAY C. HOAG )	Director	March 16, 2005

/S/ MICHAEL J. LEVINTHAL (MICHAEL J. LEVINTHAL )	Director	March 16, 2005

/S/ V. ERIC ROACH (V. ERIC ROACH)	Director	March 16, 2005

/S/ MARK E. SUNDAY (MARK E. SUNDAY)	Director	March 16, 2005

ALTIRIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Altiris, Inc.:

We have audited the accompanying consolidated balance sheets of Altiris, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altiris, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

March 16, 2005

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$122,988,000	$61,581,000
Available-for-sale securities	60,459,000	77,450,000
Accounts receivable, net of allowances of $2,736,000 and $2,195,000, respectively	40,056,000	23,479,000
Prepaid expenses and other current assets	4,171,000	4,131,000
Deferred tax asset	1,757,000	852,000

Total current assets	229,431,000	167,493,000
Property and equipment, net	5,713,000	4,517,000
Intangible assets, net	26,516,000	22,951,000
Goodwill	16,425,000	15,698,000
Other assets	157,000	128,000

Total assets	$278,242,000	$210,787,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$994,000	$1,008,000
Accounts payable	2,661,000	2,769,000
Accrued salaries and benefits	12,106,000	7,220,000
Other accrued expenses	13,951,000	4,172,000
Deferred revenue	38,007,000	21,620,000

Total current liabilities	67,719,000	36,789,000
Capital lease obligations, net of current portion	871,000	818,000
Deferred tax liability	2,755,000	1,921,000
Deferred revenue non-current	4,689,000	4,409,000

Total liabilities	76,034,000	43,937,000

Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares designated and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,155,998 and 25,983,659 shares outstanding, respectively	3,000	3,000
Class B common, $0.0001 par value; no shares designated and outstanding	—	—
Additional paid-in capital	194,789,000	177,185,000
Deferred compensation	(255,000)	(899,000)
Accumulated other comprehensive income	444,000	58,000
Retained earnings/(Accumulated deficit)	7,227,000	(9,497,000)

Total stockholders’ equity	202,208,000	166,850,000

Total liabilities and stockholders’ equity	$278,242,000	$210,787,000

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Software	$105,601,000	$64,787,000	$38,095,000
Services	60,964,000	34,552,000	24,781,000

Total revenue	166,565,000	99,339,000	62,876,000

Cost of revenue:
Software (inclusive of amortization of acquired intellectual property of $4,907,000, $823,000 and $1,792,000, respectively)	6,069,000	1,833,000	2,689,000
Services	20,654,000	10,970,000	6,880,000

Total cost of revenue	26,723,000	12,803,000	9,569,000

Gross profit	139,842,000	86,536,000	53,307,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $350,000, $757,000 and $1,458,000, respectively)	65,643,000	39,035,000	28,187,000
Research and development (exclusive of stock-based compensation of $64,000, $136,000 and $309,000, respectively)	31,414,000	24,264,000	16,297,000
General and administrative (exclusive of stock-based compensation of $199,000, $429,000 and $857,000, respectively)	14,718,000	7,960,000	6,765,000
Stock-based compensation	613,000	1,322,000	2,624,000
Amortization of intangible assets	2,725,000	262,000	46,000
Write-off of in-process research and development	—	910,000	—

Total operating expenses	115,113,000	73,753,000	53,919,000

Income (loss) from operations	24,729,000	12,783,000	(612,000)

Other income (expense):
Interest income	2,380,000	1,748,000	819,000
Interest expense	(292,000)	(312,000)	(490,000)
Other income, net	559,000	1,751,000	823,000

Other income, net	2,647,000	3,187,000	1,152,000

Income before income taxes	27,376,000	15,970,000	540,000
Provision for income taxes	(10,652,000)	(1,952,000)	(626,000)

Net income (loss)	16,724,000	14,018,000	(86,000)

Dividends related to preferred shares	—	—	(13,781,000)

Net income (loss) attributable to common stockholders	$16,724,000	$14,018,000	$(13,867,000)

Basic net income (loss) per common share	$0.63	$0.62	$(0.89)

Diluted net income (loss) per common share	$0.61	$0.58	$(0.89)

Basic weighted average common shares outstanding	26,611,532	22,787,170	15,532,377

Diluted weighted average common shares outstanding	27,539,369	24,054,454	15,532,377

Other Comprehensive Income, net of tax effects:
Net income (loss)	$16,724,000	$14,018,000	$(86,000)
Foreign currency translation adjustments	598,000	7,000	(57,000)
Unrealized gain (loss) on available-for-sale securities	(212,000)	(32,000)	143,000

Comprehensive income	$17,110,000	$13,993,000	$—

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock		Common Stock		Class B Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stock holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	2,111,112	$9,500,000	9,206,958	$1,000	—	$—	$10,454,000	$(2,267,000)	$(3,000)	$(23,429,000)	$(5,744,000)
Issuance of Series B preferred shares for cash at $7.50 per share, net of $800,000 of issuance costs	2,933,333	21,200,000	—	—	—	—	—	—	—	—	21,200,000
Issuance of common shares upon exercise of warrants at $5.50 per share	—	—	272,728	—	—	—	1,500,000	—	—	—	1,500,000
Issuance of Series C preferred shares for cash at $7.75 per share, net of $215,000 of issuance costs	258,064	1,785,000	—	—	—	—	—	—	—	—	1,785,000
Issuance of common stock for cash at $10 per share in initial public offering, net of $6,185,000 of issuance costs	—	—	5,000,000	1,000	—	—	43,814,000	—	—	—	43,815,000
Issuance of stock options to non-employees	—	—	—	—	—	—	7,000	—	—	—	7,000
Conversion of Series A preferred to common stock upon completion of initial public offering	(2,111,112)	(9,500,000)	2,111,112	—	—	—	9,500,000	—	—	—	—
Conversion of Series B preferred to common stock upon completion of initial public offering	(2,933,333)	(21,200,000)	2,933,333	—	—	—	21,200,000	—	—	—	—
Conversion of Series C preferred to Class B common stock upon completion of initial public offering	(258,064)	(1,785,000)	—	—	258,064	—	1,785,000	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	678,110	—	—	—	731,000	—	—	—	731,000
Deferred compensation related to stock option grants, net of $105,000 of terminations	—	—	—	—	—	—	2,668,000	(2,668,000)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	2,624,000	—	—	2,624,000
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	143,000	—	143,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(57,000)	—	(57,000)
Net loss	—	—	—	—	—	—	—	—	—	(86,000)	(86,000)

Balance, December 31, 2002	—	$—	20,202,241	$2,000	258,064	$—	$91,659,000	$(2,311,000)	$83,000	$(23,515,000)	$65,918,000
Issuance of stock options to non-employees	—	—	—	—	—	—	41,000	—	—	—	41,000
Conversion of Class B common stock to common stock	—	—	258,064	—	(258,064)	—	—	—	—	—	—
Issuance of common stock for cash at $18.75 per share in follow-on public offering, net of $4,301,000 of issuance costs	—	—	3,750,000	1,000	—	—	66,011,000	—	—	—	66,012,000
Issuance of common stock for acquisition of Wise Solutions, Inc.	—	—	348,794	—	—	—	11,845,000	—	—	—	11,845,000
Issuance of common stock upon exercise of stock options	—	—	1,271,509	—	—	—	2,611,000	—	—	—	2,611,000
Issuance of common stock purchased under the Company’s ESP Plan	—	—	153,051	—	—	—	1,275,000	—	—	—	1,275,000
Termination of stock options	—	—	—	—	—	—	(90,000)	90,000	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,322,000	—	—	1,322,000
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(32,000)	—	(32,000)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	7,000	—	7,000
Tax benefit from exercise of stock options	—	—	—	—	—	—	1,204,000	—	—	—	1,204,000
Tax benefit from acquisition of Wise, Inc.	—	—	—	—	—	—	2,629,000	—	—	—	2,629,000
Net income	—	—	—	—	—	—	—	—	—	14,018,000	14,018,000

Balance, December 31, 2003	—	$—	25,983,659	$3,000	—	$—	$177,185,000	$(899,000)	$58,000	$(9,497,000)	$166,850,000
Issuance of common stock for acquisition of FSLogic, Inc.	—	—	31,970	—	—	—	839,000	—	—	—	839,000
Issuance of common stock for acquisition of BridgeWater Technologies, Inc.	—	—	4,154	—	—	—	98,000	—	—	—	98,000
Issuance of common stock to former BridgeWater shareholder as prepaid compensation	—	—	12,463	—	—	—	296,000	—	—	—	296,000
Issuance of stock options to non-employees	—	—	—	—	—	—	7,000	—	—	—	7,000
Issuance of common stock upon exercise of stock options	—	—	997,136	—	—	—	4,158,000	—	—	—	4,158,000
Issuance of common stock purchased under the Company’s ESP Plan	—	—	126,616	—	—	—	2,343,000	—	—	—	2,343,000
Termination of stock options	—	—	—	—	—	—	(31,000)	31,000	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	613,000	—	—	613,000
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(212,000)	—	(212,000)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	598,000	—	598,000
Tax benefit from exercise of stock options	—	—	—	—	—	—	9,894,000	—	—	—	9,894,000
Net income	—	—	—	—	—	—	—	—	—	16,724,000	16,724,000

Balance, December 31, 2004	—	$—	27,155,998	$3,000	—	$—	$194,789,000	$(255,000)	$444,000	$7,227,000	$202,208,000

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$16,724,000	$14,018,000	$(86,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,556,000	3,159,000	3,185,000
Write-off of in-process research and development	—	910,000	—
Stock-based compensation	613,000	1,363,000	2,631,000
Provision for doubtful accounts and other allowances	5,252,000	2,567,000	1,523,000
Amortization of debt discount	—	—	203,000
Reduction of income taxes payable as a result of stock option exercises	9,894,000	1,204,000	—
Deferred income taxes	(1,361,000)	—	—
Loss on disposition of property and equipment	—	—	3,000
Gain on sale of available-for-sale securities	(138,000)	(251,000)	—
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(20,730,000)	(10,729,000)	(5,558,000)
Prepaid expenses and other current assets	458,000	(539,000)	(703,000)
Other assets	(5,000)	(26,000)	(5,000)
Accounts payable	(220,000)	338,000	(218,000)
Accrued salaries and benefits	4,695,000	2,719,000	1,505,000
Other accrued expenses	2,828,000	(523,000)	1,218,000
Deferred revenue	16,320,000	10,661,000	5,577,000

Net cash provided by operating activities	44,886,000	24,871,000	9,275,000

Cash flows from investing activities:
Purchase of property and equipment	(2,663,000)	(1,464,000)	(787,000)
Purchases of available-for-sale securities	(63,331,000)	(75,367,000)	(26,339,000)
Disposition of available-for-sale securities	80,129,000	30,920,000	226,000
Cash paid in acquisitions	(3,035,000)	(31,885,000)	(1,015,000)

Net cash provided by (used in) investing activities	11,100,000	(77,796,000)	(27,915,000)

Cash flows from financing activities:
Net payments to majority stockholder	—	—	(3,225,000)
Net payments under financing agreement	—	—	(136,000)
Principal payments on notes payable	—	(144,000)	(263,000)
Principal payments under capital lease obligations	(1,227,000)	(1,034,000)	(683,000)
Proceeds from the issuance of preferred and common shares	6,501,000	69,898,000	69,031,000

Net cash provided by financing activities	5,274,000	68,720,000	64,724,000

Net increase in cash and cash equivalents	61,260,000	15,795,000	46,084,000
Effect of foreign exchange rates on cash and cash equivalents	147,000	(888,000)	(433,000)
Cash and cash equivalents, beginning of period	61,581,000	46,674,000	1,023,000

Cash and cash equivalents, end of period	$122,988,000	$61,581,000	$46,674,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$291,000	$312,000	$259,000
Cash paid for income taxes	$1,231,000	$243,000	$89,000
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$1,265,000	$1,221,000	$992,000
Unrealized gain (loss) on available-for-sale securities	$(212,000)	$(32,000)	$143,000
Dividends related to preferred shares	$—	$—	$13,781,000
Supplemental disclosure of acquisition activity:
Fair value of assets acquired	$12,918,000	$56,904,000	$1,100,000
Liabilities assumed	3,131,000	13,174,000	85,000
Other accrued liabilities	5,592,000	—	—
Settlement of obligation between the parties	223,000	—	—
Value of common shares issued	937,000	11,845,000	—

Cash paid for acquisition	$3,035,000	$31,885,000	$1,015,000

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and description of business

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

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Wise Solutions, Inc., Altiris GmbH (Germany), Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris GmbH (Switzerland), Altiris Estonia OÜ, Altiris Japan K.K., Tonic Software Inc., and Altiris Singapore Pte Ltd. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $106.1 million and $42.4 million as of December 31, 2004 and 2003, respectively.

Available-for-sale securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. No securities have been

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

in a continuous unrealized loss position for 12 or more months. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $138,000, $251,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, have been recognized as a component of other income, net.

Available-for-sale securities as of December 31, 2004 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$51,424,000	$1,000	$(217,000)	$51,208,000
Corporate debt	7,864,000	51,000	(6,000)	7,909,000
Equities	1,228,000	114,000	—	1,342,000

Total available-for-sale securities	$60,516,000	$166,000	$(223,000)	$60,459,000

Available-for-sale securities as of December 31, 2003 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$68,082,000	$73,000	$(15,000)	$68,140,000
Corporate debt	8,077,000	52,000	(23,000)	8,106,000
Equities	1,180,000	24,000	—	1,204,000

Total available-for-sale securities	$77,339,000	$149,000	$(38,000)	$77,450,000

The portfolio of avaliable-for-sale securities (including cash of $16.9 million) by their contractual maturities as of December 31, 2004 was included in the following captions in the consolidated balance sheet.

December 31,	2005	2006	Total	Fair Value
Cash and cash equivalents	$122,988,000	$—	$122,988,000	$122,988,000

Available-for-sale securities	41,246,000	19,271,000	60,517,000	60,459,000

	$164,234,000	$19,271,000	$183,505,000	$183,447,000

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and the composition and aging of our accounts receivable balances. The Company’s customers are affected by general market economic conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and with Emerging Issues Task Force (“EITF”) Issue 00-2, Accounting for Web Site Development Costs. Capitalization of software developed for internal use and web site development costs begins at the applications development phase of the project. Amortization of software developed for internal use begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product. Capitalized software costs for internal use were $1.2 million and $0.6 million as of December 31, 2004 and 2003, respectively.

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

The estimated useful lives of property and equipment are as follows:

Computer equipment and software	3 years
Office equipment, furniture and fixtures	3–5 years

Property and equipment consisted of the following:

	December 31,
	2004	2003
Computer equipment and software	$11,890,000	$8,374,000
Office equipment	991,000	796,000
Furniture and fixtures	999,000	713,000
Leasehold improvements	407,000	192,000

	14,287,000	10,075,000
Less accumulated depreciation and amortization	(8,574,000)	(5,558,000)

	$5,713,000	$4,517,000

Intangible assets

Intangible assets consisted of the following:

		December 31,
	Useful Life	2004	2003
Intellectual property	18 months	$7,611,000	$7,611,000
Customer list	12 months to 6 years	8,310,000	7,985,000
Core technology	18 months to 4 years	19,643,000	9,020,000
Trademark and trade name	18 months to Indefinite	2,950,000	2,890,000
Non-compete agreement	12 months to 3 years	4,870,000	4,670,000

		43,384,000	32,176,000
Less accumulated amortization		(16,868,000)	(9,225,000)

		$26,516,000	$22,951,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Intangible assets are generally amortized using the straight-line method over their estimated period of benefit. Trademarks and trade names from the acquisition of Wise Solutions, Inc. (“Wise Solutions”) are not subject to amortization. Amortization of acquired intellectual property is classified in cost of revenue in the accompanying statements of operations. As of December 31, 2004, management did not consider any of the Company’s intangible assets to be impaired.

Amortization of intangible assets is expected to be $11,739,000, $6,612,000, $3,167,000, $1,100,000, and $1,008,000 for the years ended December 31, 2005, 2006, 2007, 2008, and 2009, respectively.

Capitalized software costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. The capitalizable software development costs have not been material for the years ended December 31, 2004, 2003 and 2002, and such costs were charged to research and development expense as incurred in the accompanying consolidated statements of operations.

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

Goodwill

Goodwill and the majority of trademarks and tradenames resulted from the Company’s acquisition of Wise Solutions effective December 1, 2003. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill and indefinite lived intangible assets. Instead, goodwill and indefinite lived intangible assets, are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of December 31, 2004, management did not consider goodwill or indefinite lived intangible assets, to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Fair value of financial instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Translation of foreign currencies

The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income, net and amounted to a gain of $0.8 million in 2004, $1.2 million in 2003 and $0.8 million in 2002.

Revenue recognition

The Company applies the provisions of Statement of Position (“SOP”) 97-02, Software Revenue Recognition, as amended by SOP 98-09. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products, annual upgrade protection (“AUP”), technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). We establish VSOE, for each of our products where VSOE exists, based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

The Company licenses its IT lifecycle management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not considered essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable. Revenue generated from operations in geographical locations for which the Company does not have sufficient historical return experience to estimate returns will not be recognized until the return right lapses. Effective January 1, 2003, management concluded that the Company had sufficient historical return experience for European locations where the Company had historically not recognized revenue until the 30-day return right lapsed. Accordingly, Since January 1, 2003, the Company has recognized revenue in these locations upon delivery and has provided an allowance for estimated returns.

License and Distribution Agreement

During the year ended December 31, 2001, the Company entered into a License and Distribution Agreement with an OEM. The Company and the OEM have agreed to develop and market an integrated product combining the Company’s server deployment and provisioning technology with a new line of the OEM’s servers. The OEM will then be the distributor for the developed product. The OEM agreed to pay the Company $1.2 million for contract research and development and minimum royalties of $800,000. The $800,000 of minimum royalties was prepaid to the Company and deferred as of December 31, 2001. During the years ended December 31, 2004, 2003, and 2002, $300,000, $200,000 and $300,000 of the minimum prepaid royalties were recognized as revenue, respectively. Amounts for contract research and development, which are payable as certain phases of the software are delivered and accepted, are accounted for as the respective milestones are met. As of December 31, 2001, $200,000 of the $1.2 million for contract research and development had been billed, collected and recognized as revenue. During the year ended December 31, 2002, an additional $500,000 of contract revenue was billed, collected, and recognized as revenue. During the year ended December 31, 2003, an additional $250,000 of contract revenue was billed, collected, and recognized as revenue.

Net income (loss) per common share

Basic net income per share is computed by dividing net income (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method.

The following table presents the calculation for the number of shares used in the basic and diluted net income per share computations for the fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Weighted average common shares used to calculate basic net income per share	26,611,532	22,787,170	15,532,377
Options	913,135	1,267,284	—
Employee stock purchase plan	14,702	—	—

Weighted average common and potential common shares used to calculate diluted net income per share	27,539,369	24,054,454	15,532,377

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, the conversion of amounts outstanding under a related party convertible note payable and shares issuable upon conversion of preferred stock. As of December 31, 2004, 2003 and 2002, there were 79,000, 0, and 3,509,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive.

Stock-based compensation

The Company accounts for stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123. The weighted-average fair value of the options granted under the plans in 2004, 2003 and 2002 was $24.51, $17.34 and $6.27, respectively. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the years ended December 31, 2004, 2003 and 2002: average risk-free interest rates of 3.12, 3.11 and 4.18 percent, respectively; weighted average volatility of 139, 164 and 26, percent, respectively; expected dividend yield of 0 percent; and an expected life of six years. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in 2004, 2003 and 2002 was $9.56, $7.25, and $1.23, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2004, 2003 and 2002: risk free interest rates of 1.59, 1.98 and 3.29 percent, respectively; weighted average volatility of 41, 53 and 71 percent, respectively; expected dividend yield of 0 percent; and an expected life of six months. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net income (loss) attributable to common stockholders and net income (loss) per common share for the years ended December 31, 2004, 2003 and 2002. The figures for the 2003 and 2002 periods have been adjusted from prior disclosure to reflect the related tax effect.

	2004	2003	2002
Net income (loss) attributable to common stockholders:
As reported	$16,724,000	$14,018,000	$(13,867,000)
Stock-based employee compensation expense included in reported net loss	613,000	1,322,000	2,624,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(14,272,000)	(8,559,000)	(5,889,000)

Pro forma	$3,065,000	$6,781,000	$(17,132,000)

Basic net income (loss) per common share:
As reported	$0.63	$0.62	$(0.89)
Pro forma	$0.12	$0.30	$(1.10)
Diluted net income (loss) per common share:
As reported	$0.61	$0.58	$(0.89)
Pro forma	$0.11	$0.28	$(1.10)

Research and development

All expenditures for research and development are charged to expense as incurred.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $7,529,000, $4,444,000 and $1,920,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

(3)	Asset and Business Acquisitions

On December 1, 2003, the Company acquired Wise Solutions, Inc. (“Wise Solutions”). Accordingly, the operations of Wise Solutions have been included in the accompanying consolidated statements of operations for the Company since the Wise Acquisition was closed. At the effective time of the Wise Acquisition (the “Effective Time”), (i) Wise Solutions became a wholly owned subsidiary of the Company; (ii) the former shareholders of Wise Solutions received, in exchange for their shares of common stock of Wise Solutions in the aggregate approximately (a) $25.2 million in cash and (b) 348,794 shares of the Company’s common stock; and (iii) all unexpired and unexercised options to purchase shares of Wise Solutions common stock granted under the stock option plan and agreements of Wise Solutions outstanding immediately prior to the Effective Time were, in connection with the Wise Acquisition, accelerated, fully vested and terminated in exchange for an aggregate payment of $6.3 million. The 348,794 shares of the Company’s common stock issued in connection with the Wise Acquisition were valued at approximately $11.9 million based upon the closing price on December 1, 2003, which was the date the acquisition was closed. Additionally, direct acquisition costs incurred as of December 31, 2003, totaled $339,000.

During the first quarter of 2004, the Company paid additional legal fees directly associated with the acquisition of Wise Solutions in the amount of $84,000, which resulted in additional goodwill. In addition, during the second quarter of 2004, the Company booked additional goodwill related to the acquisition of Wise Solutions of $1.1 million. Of this increase, $664,000 was related to the voluntary termination of five employees of Wise Solutions, which was accounted for in accordance with EITF 95-3: Recognition of Liabilities in Connection with a Purchase Business Combination, and $430,000 was the result of a pre-acquisition contingency related to InstallShield’s suit against Wise Solutions for which the Company obtained information during the discovery process that enabled the Company to estimate the fair value of this pre-acquisition contingency.

Total consideration for the Wise Acquisition was $44.9 million. The purchase price was allocated among the tangible and identifiable intangible assets and liabilities assumed based upon their estimated fair values. Net tangible assets and liabilities totaled $17.1 million and $13.2 million, respectively. The Company’s identifiable indefinite-life intangible assets include goodwill and trademark and trade names valued at $16.9 million and $2.9 million, respectively. Other identifiable intangible assets include core technology, customer lists and non-compete agreements with fair values of $9.0 million, $6.6 million and $4.7 million, respectively, with amortization periods ranging 3 to 6 years. Upon consummation of the Wise Acquisition, the Company immediately charged to expense $910,000 representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The unaudited pro forma information presents the results of operations for the years ended December 31, 2003 and 2002 as if the acquisition occurred as of January 1, 2002 after giving effect to certain adjustments, including, but not limited to, amortization of intangible assets, tax adjustments, and entries to conform Wise Solutions to the Company’s accounting policies. The $910,000 write-off for in-process research and development has been excluded from the pro forma results as it is a non-recurring charge. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, nor are they indicative of future results. As a result, the unaudited pro forma net results and the pro forma per share amounts do not purport to represent what the Company’s results of operations would have been if the acquisition of Wise Solutions had occurred at the beginning of the period, and is not intended to project the Company’s results of operations for any future period.

	For the year ended December 31, 2003	For the year ended December 31, 2002
	(Unaudited)	(Unaudited)
Revenue	$117,129,000	$81,763,000
Net income (loss)	9,498,000	(805,000)
Basic net income (loss) per common share	0.42	(0.92)
Diluted net income (loss) per common share	0.39	(0.92)

FSLogic

On February 26, 2004, the Company acquired FSLogic Inc. (“FSLogic”), (the “FSLogic Acquisition”). The 31,970 shares of the Company’s common stock issued in connection with the FSLogic Acquisition were valued at approximately $0.8 million based upon the closing price on February 25, 2004, the date the Company signed the merger agreement with FSLogic. FSLogic was a provider of technology that allows applications to run in a virtual layer outside the standard operation system.

The total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows:

Cash consideration	$875,000
Common stock	839,000
Acquisition costs	28,000

Total purchase price	$1,742,000

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount	Amortization Period
Tangible assets	$11,000
Liabilities	(1,107,000)
Intangible assets:
Core technology	2,778,000	18 months
Trademark and patent	60,000	18 months

Purchase Price	$1,742,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

BridgeWater Technologies

On August 31, 2004, the Company purchased certain assets and assumed certain liabilities from BridgeWater Technologies, Inc. (“BridgeWater”), (the “BridgeWater Acquisition”). The 4,154 shares of the Company’s common stock issued in connection with the BridgeWater Acquisition were valued at approximately $0.1 million based upon the closing price on August 31, 2004, the date the Company signed the asset purchase agreement with BridgeWater. In addition, 12,463 shares of the Company’s common stock were issued as prepaid compensation expense and valued at approximately $0.3 million and are being amortized over the 12 month service period. BridgeWater was a producer of network device discovery, provisioning and configuration technology.

A total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows:

Cash consideration and forgiveness of a liability due to the Company	$2,204,000
Common stock	98,000
Accrued liability	592,000
Acquisition costs	21,000

Total purchase price	$2,915,000

The financial information presented includes the tangible and intangible assets:

	Amount	Amortization Period
Tangible assets	$65,000
Liabilities	(50,000)
Intangible assets:
Core technology	2,825,000	18 months
Non-compete agreement	50,000	12 months
Customer lists	25,000	12 months

Purchase Price	$2,915,000

Tonic Software, Inc.

On December 30, 2004, the Company acquired Tonic Software, Inc. (“Tonic”). Tonic is a provider of technology for web application monitoring and diagnostic capabilities for heterogeneous environments.

The total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows:

Accrued liability	$5,000,000
Acquisition costs	130,000

Total purchase price	$5,130,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount	Amortization Period
Tangible assets	$455,000
Liabilities	(795,000)
Intangible assets:
Core technology	5,020,000	48 months
Customer lists	300,000	18 months
Non-compete agreement	150,000	24 months

Purchase Price	$5,130,000

(4)	Leases

Capital leases

Certain computer equipment is leased under capital lease arrangements. The following is a summary of assets held under capital leases as of December 31, 2004 and 2003, which have been classified in the accompanying balance sheet as property and equipment:

	2004	2003
Computer equipment	$3,317,000	$3,645,000
Office equipment	22,000	22,000
Furniture and fixtures	119,000	119,000
Less accumulated amortization	(2,055,000)	(2,020,000)

	$1,403,000	$1,766,000

The following is a schedule by year of future minimum lease payments under capital lease obligations together with the present value of the minimum lease payments at December 31, 2004.

Years Ending December 31,
2005	$1,080,000
2006	697,000
2007	210,000

Total minimum lease payments	1,987,000
Less amount representing interest	(122,000)

Present value of minimum lease payments	1,865,000
Less current portion	(994,000)

Capital lease obligations, net of current	$871,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Operating leases

The Company is committed under non-cancelable operating leases involving office facilities and office and computer equipment. Rent expense for non-cancelable operating leases was $3,431,000, $2,419,000 and $1,383,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, aggregate future lease commitments are $3,375,000, $2,973,000, $583,000, $160,000, and $33,000 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

The Company granted Canopy, a related party at the time, a five-year warrant to purchase 272,728 shares of common stock at $5.50 per share. In February 2002, Canopy exercised the warrant and the Company received proceeds of $1,500,000.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

2002 Stock Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2002 Stock Plan (the “2002 Plan”) in January 2002. The 2002 Plan provides for the granting of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options and stock purchase rights to the Company’s employees, directors and consultants. A total of 1,180,762 shares of common stock were initially reserved for issuance pursuant to the 2002 Plan, and the 2002 Plan provides for annual increases in the number of shares available on the first day of each year, beginning in 2003, equal to the lesser of 3 percent of the outstanding shares of common stock on the first day of the applicable year, 1,000,000 shares, or another amount as the Company’s board of directors may determine. The 2002 Plan is administered by the board of directors or, by committees appointed by the board of directors (“Administrators”). The Administrator has the power to determine the terms of the options and stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the exercisability of the options and stock purchase rights and the form of consideration payable upon exercise.

A summary of option activity under the Plans for the years ended December 31, 2004, 2003 and 2002 is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,020,778	$8.79	3,417,143	$3.56	3,395,025	$2.09
Granted	900,545	26.67	988,550	18.07	814,140	7.88
Exercised	(997,136)	4.30	(1,271,509)	2.04	(678,110)	1.09
Forfeited	(187,318)	22.99	(113,406)	7.74	(113,912)	5.33

Outstanding at end of year	2,736,869	15.34	3,020,778	8.79	3,417,143	3.56

Exercisable at end of year	923,891	$7.07	823,120	$3.93	1,062,274	$1.47
Weighted average fair value of options granted		$24.51		$17.34		$6.27

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the stock options outstanding as of December 31, 2004:

	Shares Outstanding			Shares Exercisable
Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	199,766	4.8	$0.05	199,766	$0.05
3.00	86,900	5.7	3.00	86,900	3.00
4.50	173,148	6.2	4.50	86,888	4.50
5.50	46,049	6.6	5.50	22,987	5.50
5.65	31,862	7.6	5.65	9,612	5.65
6.00	186,436	7.0	6.00	110,624	6.00
7.50	323,861	7.1	7.50	230,090	7.50
10.00	20,400	7.3	10.00	5,975	10.00
11.99	40,094	7.8	11.99	9,340	11.99
13.08	549,903	8.1	13.08	105,568	13.08
15.14	39,999	8.3	15.14	5,616	15.14
21.47	24,049	8.6	21.47	3,863	21.47
22.53	245,650	9.6	22.53	—	—
26.03	393,200	9.2	26.03	—	—
28.09	90,040	9.3	28.09	113	28.09
28.58	29,812	8.8	28.58	6,828	28.58
30.84	54,450	9.8	30.84	—	—
33.72	122,700	8.9	33.72	30,694	33.72
37.85	78,550	9.1	37.85	9,027	37.85

$0.05–37.85	2,736,869		$15.34	923,891	$7.07

Stock-based compensation

Prior to the Company’s IPO, certain options with exercise prices below the estimated fair market value on the grant date resulting in deferred compensation. The deferred compensation has been recorded as a component of stockholders’ equity and is being recognized over the vesting period of the underlying stock options, using the accelerated method under FIN 28.

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

The Company’s matching contributions to the 401(k) Plan was $754,000, $629,000, and $518,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

(8)    Income taxes

The Company’s income (loss) before income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
Domestic	$25,175,000	$14,239,000	$707,000)
Foreign	2,201,000	1,731,000	(167,000)

	$27,376,000	$15,970,000	$540,000

The Company’s total income tax provision for the years ended December 31, 2004, 2003 and 2002 includes:

	2004	2003	2002
Current:
Federal	$7,473,000	$1,520,000	$—
State	1,653,000	186,000	85,000
Foreign	1,006,000	785,000	541,000

Total current	10,132,000	2,491,000	626,000

Deferred:
Federal	520,000	(510,000)	—
State	72,000	(29,000)	—
Foreign	(72,000)	—	—

Total deferred	520,000	(539,000)	—

Total provision for income taxes	$10,652,000	$1,952,000	$626,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The actual income tax expense differs from the expected tax expense as computed by applying the U.S. federal statutory tax rate of 35 percent for 2004, and 2003 and 34 percent for 2002, as a result of the following for the years ended December 31:

	2004	2003	2002
U.S. federal statutory tax	$9,582,000	$5,590,000	$186,000
Net loss of foreign subsidiaries	—	—	56,000
Foreign earnings taxed in specific jurisdictions	(18,000)	179,000	541,000
State taxes (net of federal income tax benefit)	1,208,000	102,000	56,000
Non-deductible items	349,000	151,000	133,000
Research credits	(763,000)	(590,000)	(374,000)
Foreign withholding taxes	184,000	191,000	—
Change in valuation allowance attributable to operations	—	(3,671,000)	28,000
Exclusion for ETI	(114,000)	—	—
Alternative Minimum Tax	224,000	—	—

	$10,652,000	$1,952,000	$626,000

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

From inception through December 31, 2004, the Company has generated net operating losses (“NOL”) for federal income tax reporting purposes of $11.7 million, which will begin to expire in 2021. This consists of $6.4 million of NOL generated by the Company and an additional $5.3 million from the Tonic Acquisition. The Company also has carryforward research and development credits of $2.3 million. The Company has various state net operating loss carryovers which expire depending on the rules of the various states to which the loss is allocated. The Company’s federal and state net operating losses are primarily attributable to stock option tax deductions. The Company recorded $9.9 million of benefit as an increase to additional paid-in capital in the current year resulting from exercise of stock options of $8 million and the reversal of valuation allowance from NOLs generated from stock option deduction of $1.9 million. The remaining estimated benefit of $4.0 million will be recorded as an increase to additional paid-in-capital as the unbenefited NOLs are utilized or the valuation allowance is released in future periods.

The Internal Revenue Code contains provisions that reduce or limit the availability and utilization of NOL carryforwards if certain changes in ownership have taken place or will take place. As a result of an ownership change associated with the acquisition of Tonic, utilization of Tonic NOL carryforwards, arising prior to the ownership change date, will be limited to an annual amount not to exceed the value of the Company on the ownership change date multiplied by the Federal long-term tax-exempt rate. If the annual limitation of approximately $230,000 is not utilized in any particular year, it will remain available on a cumulative basis through the expiration date of the applicable NOL carryforwards.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates which will apply when the differences are expected to be settled or realized. The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
U.S. NOL carryforwards	$6,966,000	$8,397,000
Accrued vacation	894,000	655,000
Allowance for bad debt	480,000	375,000
Depreciation and amortization	—	2,398,000
Accrued sales tax	15,000	6,000
Returns allowance	216,000	96,000
Stock-based compensation	1,123,000	1,520,000
Other	259,000	25,000
Other credits	591,000	105,000

Total deferred tax assets	10,544,000	13,577,000
Valuation allowance	(5,164,000)	(5,939,000)

Total net deferred tax assets	5,380,000	7,638,000

Deferred tax liabilities:
Deferred revenue	—	(205,000)
Depreciation and amortization	(561,000)	(8,502,000)
Identified intangible basis difference	(5,817,000)	—

Total deferred tax liability	(6,378,000)	(8,707,000)

Total net deferred tax liability	$(998,000)	$(1,069,000)

The total net deferred income tax liability of $1.0 million as of December 31, 2004 is comprised of a $1.8 million current deferred tax asset and a $2.8 million long-term deferred tax liability.

SFAS No. 109, Accounting for Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded and continues to record a full valuation allowance for all of its U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including the limited operating history of the Company and the high volatility and uncertainty of the industry in which the Company operates. Additionally, the Company has a significant number of outstanding stock options which are expected to result in a significant reduction of future taxable income when the employees exercise such options.

(9)    Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include indemnification provisions for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At December 31, 2004, the Company is not aware of any material liabilities arising from these indemnifications.

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

In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas, requesting compensatory damages and injunctive relief. Symantec and PowerQuest initially claimed that the Company is infringing one of Symantec’s patents and two of PowerQuest’s patents. In August 2004, Symantec and PowerQuest amended its complaint and dismissed one of the infringement claims without prejudice. In its answers to the original complaint and amended complaint, the Company has denied the claims of infringement and brought a counterclaim asserting that the patents in question are invalid and that Symantec is infringing two of the Company’s patents. The Company is vigorously defending against the claims made by Symantec and PowerQuest and prosecuting its counterclaims against Symantec.

The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

The Company is involved in claims, including those identified above, which arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company generally performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the years ended December 31, 2004, 2003 and 2002, and as of December 31, 2004 and 2003, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	2004	2003	2002
Revenue:
Hewlett Packard	31%	27%	30%
Dell	25%	15%	8%
Ingram Micro	5%	4%	10%

	2004	2003
Accounts receivable:
Hewlett Packard	20%	24%
Dell	14%	16%

(10)    Related party transactions

The Company leases from the Canopy Group, Inc. (“Canopy”), a prior shareholder, office space and related furniture and office equipment. As of December 31, 2004, the lease for the Company’s current corporate headquarters provides for monthly rent of $110,000 and expires in December 2006. During the years ended December 31, 2003 and 2002, the Company incurred rent expense to Canopy of $1.3 million and $1.1 million, respectively. As of December 31, 2004, Canopy is no longer considered a related party.

CEW, an entity owned by an executive officer of the Company, purchased approximately $150,000 of the Company’s product.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenue from customers located outside the United States accounted for 36 percent, 33 percent and 20 percent of total revenue during the years ended December 31, 2004, 2003 and 2002, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States.

The following table presents revenue by geographic areas:

	December 31,
	2004	2003	2002
Domestic operations:
Domestic customers	$106,053,000	$66,101,000	$50,095,000
International customers	7,738,000	3,892,000	2,736,000

Total	113,791,000	69,993,000	52,831,000

International operations:
European customers	44,892,000	25,662,000	8,880,000
Other customers	7,882,000	3,684,000	1,165,000

Total	52,774,000	29,346,000	10,045,000

Consolidated revenue	$166,565,000	$99,339,000	$62,876,000

(13)    Unaudited quarterly financial data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2004
Total revenue	$37,412	$40,023	$40,696	$48,434
Gross profit	31,839	33,789	33,476	40,738
Net income attributable to common stockholders	3,093	3,694	3,389	6,548
Basic net income per share	$0.12	$0.14	$0.13	$0.24
Diluted net income per share	$0.11	$0.13	$0.12	$0.23
Weighted average common shares (basic)	26,108	26,349	26,695	26,997
Weighted average common shares (diluted)	27,540	27,553	27,840	27,967

Year ended December 31, 2003
Total revenue	$20,844	$22,816	$25,354	$30,325
Gross profit(1)	17,857	20,313	22,143	26,223
Net income attributable to common stockholders(2)	2,484	3,298	3,848	4,388
Basic net income per share	$0.12	$0.16	$0.16	$0.17
Diluted net income per share	$0.11	$0.15	$0.15	$0.16
Weighted average common shares (basic)	20,491	21,129	23,556	25,708
Weighted average common shares (diluted)	22,182	22,546	24,976	27,221

(1)	During the third quarter of 2003, the Company recorded a reclassification reducing sales and marketing expenses and increasing cost of service revenue by $149,000 and $396,000 for the quarters ended March 31, 2003 and June 30, 2003, respectively.
(2)	During the fourth quarter of 2003, the Company recorded a $910,000 write-off of in-process research and development related to the acquisition of Wise Solutions, Inc.

ALTIRIS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to income (loss)	Deductions	Balance at end of period
Allowances for doubtful accounts:
Year ended December 31, 2004	$1,075,000	$724,000	$(294,000)	$1,505,000
Year ended December 31, 2003	998,000	429,000	(352,000)	1,075,000
Year ended December 31, 2002	469,000	595,000	(66,000)	998,000

	Balance at beginning of period	Additions charged to income (loss)	Deductions	Balance at end of period
Allowances for revenues:
Year ended December 31, 2004	$1,120,000	$4,528,000	$(4,417,000)	$1,231,000
Year ended December 31, 2003	485,000	2,138,000	(1,503,000)	1,120,000
Year ended December 31, 2002	281,000	927,000	(723,000)	485,000

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1KG	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOG	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JFP	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

Exhibit Number	Description of Document

10.5KFP	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LFP	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5MF	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6FP	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6GP	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AGM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BGO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CFP	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7DFQ	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7EFP	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

M	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

N	Incorporated by reference to exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

O	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

P	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

Q	Incorporated by reference to exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.