Form 10-K/A
period 2004-12-31
ALTIRIS INC
filed 2005-04-29
CIK 1139650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Altiris, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005) pursuant to an exemptive order issued by the SEC (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management’s annual report on the Company’s internal control over financial reporting and the required attestation report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than 45 days after the prescribed period for filing such Annual Report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment to:

•	include management’s annual report on the Company’s internal control over financial reporting;

•	include a Report of the independent registered public accounting firm relating to the Company’s assessment of internal control over financial reporting and effectiveness of internal control over financial reporting; and

•	include a consent of the Company’s independent registered public accounting firm required as a result of the items listed above.

As a result of this Amendment, (1) the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment No. 1; and (2) a consent of the Company’s independent registered public accounting firm dated April 29, 2005 is being filed.

Except for the amendments described above, this Amendment No. 1 does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment No. 1.

Item 9A.    CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by Altiris in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, or the Evaluation Date (December 31, 2004), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d through 15(f) of the Securities Exchange Act of 1934, was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment we believe that, as of December 31, 2004, our system of internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.

The Company acquired Tonic Software, Inc. on December 30, 2004. The acquired assets represented $5.9 million of total consolidated assets as of December 31, 2004 and $0 of 2004 consolidated net sales. The Company did not conduct an assessment of the effectiveness of internal control over financial reporting for Tonic Software, Inc. as permitted by the rules and regulations of the SEC due to the proximity of their acquisition dates to our 2004 year-end.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which appears below.

The Board of Directors and Stockholders

Altiris, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9a, that Altiris, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altiris, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Altiris, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Altiris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Altiris, Inc. acquired Tonic Software, Inc. on December 30, 2004 and management excluded from its assessment of the effectiveness of Altiris, Inc.’s internal control over financial reporting as of December 31, 2004, Tonic Software’s internal control over financial reporting associated with total assets of approximately $5.9 million and total revenues of approximately $0 included in the consolidated financial statements of Altiris, Inc. as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Altiris, Inc. also excluded an evaluation of the internal control over financial reporting of Tonic Software, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Altiris, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah

April 29, 2005

Changes in Internal Control Over Financial Reporting

In our ongoing effort to improve business and operational processes, we developed a new license management portal (“LMP”) that automates the generation and delivery of license keys based on orders received and processed. The LMP went into production during the quarter ended September 30, 2004. The implementation of the LMP during that quarter led to internal systems errors that delayed the shipping of license keys on orders received late in that quarter, which resulted in a deferral of license revenue to the following quarter. In the process of investigating the systems errors, management identified certain control deficiencies in our internal control over financial reporting relating to the systems errors, including control deficiencies involving the lack of: (i) restrictions on access to effect development level changes to our financial systems and applications in a production environment, and (ii) limitations on user access into our financial systems, applications and data. During the quarter ended December 31, 2004, management implemented controls to correct these deficiencies. These controls included: (i) limiting access to the production environment for development level changes, and (ii) establishing limitations on access into our financial systems, applications and data.

PART IV

ITEM 15.    Exhibits

Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description of Document

2.1KG	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2R	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

Exhibit Number	Description of Document

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOG	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JFP	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5KFP	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LFP	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5MFT	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

Exhibit Number	Description of Document

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6FP	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6GP	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AGM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BGO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CFP	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7DFQ	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004. 2004.

10.7EFP	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.8S	2005 Stock Plan.

21.1T	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

M	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

N	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

O	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

P	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

Q	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

R	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

S	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

T	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: April 29, 2005	By:	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ GREGORY S. BUTTERFIELD (GREGORY S. BUTTERFIELD)	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2005

/S/ STEPHEN C. ERICKSON (STEPHEN C. ERICKSON)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

* (GARY B. FILLER )	Director	April 29, 2005

* (JAY C. HOAG )	Director	April 29, 2005

* (MICHAEL J. LEVINTHAL )	Director	April 29, 2005

* (V. ERIC ROACH)	Director	April 29, 2005

* (MARK E. SUNDAY)	Director	April 29, 2005

*By:	/s/ GREGORY S. BUTTERFIELD
GREGORY S. BUTTERFIELD Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1KG	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2R	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOG	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JFP	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

Exhibit Number	Description of Document

10.5KFP	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LFP	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5MFT	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6FP	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6GP	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AGM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BGO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CFP	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7DFQ	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7EFP	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.8S	2005 Stock Plan.

21.1T	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

B	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

C	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

D	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

E	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

F	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

G	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

H	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

I	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

J	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

K	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

L	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

M	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

N	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

O	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

P	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

Q	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

R	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

S	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

T	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.