Form 10-Q
period 2005-03-31
ALTIRIS INC
filed 2005-05-10
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-49793

ALTIRIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0616516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

588 West 400 South

Lindon, Utah 84042

(Address, including zip code, of Registrant’s principal executive offices)

(801) 805-2400

(Registrant’s telephone number, including area code)

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

There were 27,414,722 shares of the registrant’s common stock, par value $0.0001, outstanding as of May 6, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Currents assets:
Cash and cash equivalents	$71,027,000	$122,988,000
Available-for-sale securities	53,453,000	60,459,000
Accounts receivable, net of allowances of $2,848,000 and $2,722,000, respectively	37,967,000	40,056,000
Prepaid expenses and other current assets	3,519,000	4,171,000
Deferred tax asset	1,077,000	1,757,000

Total current assets	167,043,000	229,431,000
Property and equipment, net	6,267,000	5,713,000
Intangible assets, net	43,898,000	26,516,000
Goodwill	67,325,000	16,425,000
Other assets	301,000	157,000

Total assets	$284,834,000	$278,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,069,000	$994,000
Accounts payable	3,766,000	2,661,000
Accrued salaries and benefits	9,757,000	12,106,000
Other accrued expenses	9,742,000	13,951,000
Deferred revenue	40,551,000	38,007,000

Total current liabilities	64,885,000	67,719,000
Capital lease obligations, net of current portion	1,013,000	871,000
Other accrued expenses, non-current	57,000	—
Deferred tax liability, non-current	1,876,000	2,755,000
Deferred revenue, non-current	4,393,000	4,689,000

Total liabilities	72,224,000	76,034,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,392,009 and 27,155,998 shares outstanding, respectively	3,000	3,000
Additional paid-in capital	207,256,000	194,789,000
Deferred compensation	(3,873,000)	(255,000)
Accumulated other comprehensive income	(61,000)	444,000
Retained earnings	9,285,000	7,227,000

Total stockholders’ equity	212,610,000	202,208,000

Total liabilities and stockholders’ equity	$284,834,000	$278,242,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Software	28,726,000	$24,717,000
Services	18,206,000	12,695,000

Total revenue	46,932,000	37,412,000

Cost of revenue:
Software	152,000	321,000
Amortization of acquired core technology	1,817,000	1,048,000
Services	5,964,000	4,204,000

Total cost of revenue	7,933,000	5,573,000

Gross profit	38,999,000	31,839,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $27,000 and $89,000, respectively)	17,566,000	15,096,000
Research and development (exclusive of stock-based compensation of $6,000 and $16,000, respectively)	9,497,000	7,891,000
General and administrative (exclusive of stock-based compensation of $21,000 and $53,000, respectively)	6,038,000	3,067,000
Stock-based compensation	54,000	158,000
Amortization of intangible assets	1,065,000	664,000
Write-off of in-process research and development	1,600,000	—

Total operating expenses	35,820,000	26,876,000

Income from operations	3,179,000	4,963,000

Other income (expense):
Interest income, net	875,000	426,000
Other expense, net	(826,000)	(205,000)

Other income, net	49,000	221,000

Income before income taxes	3,228,000	5,184,000
Provision for income taxes	(1,170,000)	(2,091,000)

Net income	$2,058,000	$3,093,000

Basic net income per common share	$0.08	$0.12

Diluted net income per common share	$0.07	$0.11

Basic weighted average common shares outstanding	27,295,000	26,108,000
Diluted weighted average common shares outstanding	28,303,000	27,540,000

Other comprehensive income, net of tax effects:
Net income	$2,058,000	$3,093,000
Unrealized gain (loss) on available-for-sale securities	(168,000)	159,000
Foreign currency translation adjustments	(337,000)	(44,000)

Comprehensive income	$1,553,000	$3,208,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,058,000	$3,093,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,708,000	2,402,000
Stock-based compensation	54,000	158,000
Provision for doubtful accounts and other allowances	870,000	1,102,000
Write-off of in-process research and development	1,600,000	—
Reduction of income taxes payable as a result of stock option exercises	3,333,000	2,834,000
Deferred income taxes	(2,771,000)	(1,106,000)
Gain on sale of available-for-sale securities	(14,000)	(12,000)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	705,000	(2,654,000)
Prepaid expenses and other current assets	655,000	(814,000)
Other assets	(7,000)	1,000
Accounts payable	823,000	445,000
Accrued salaries and benefits	(3,276,000)	62,000
Other accrued expenses	(437,000)	(534,000)
Deferred revenue	1,670,000	3,742,000

Net cash provided by operating activities	8,971,000	8,719,000

Cash flows from investing activities:
Purchase of property and equipment	(751,000)	(494,000)
Purchase of available-for-sale securities	(6,771,000)	(13,831,000)
Disposition of available-for-sale securities	13,622,000	31,753,000
Cash paid in acquisitions, net of cash received	(69,661,000)	(952,000)

Net cash (used in) provided by investing activities	(63,561,000)	16,476,000

Cash flows from financing activities:
Principal payments under capital lease obligations	(285,000)	(319,000)
Net proceeds from the issuance of common shares	2,828,000	1,739,000

Net cash provided by financing activities	2,543,000	1,420,000

Net increase (decrease) in cash and cash equivalents	(52,047,000)	26,615,000
Effect of foreign exchange rates on cash and cash equivalents	86,000	36,000
Cash and cash equivalents, beginning of period	122,988,000	61,581,000

Cash and cash equivalents, end of period	$71,027,000	$88,232,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$165,000	$67,000
Cash paid for income taxes	$493,000	$128,000

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$501,000	$681,000
Unrealized gain (loss) on available-for-sale securities	$(168,000)	$159,000

Supplemental disclosure of acquisition activity:
Fair value of assets acquired, excluding cash acquired	$78,484,000	$2,842,000
Previously accrued purchase price for Tonic	5,116,000	—
Liabilities assumed, net of payments made	(9,763,000)	$(1,134,000)
Unpaid acquisition cost liability	(1,544,000)	—
Value of common shares issued	—	$(840,000)
Deferred compensation	3,677,000	—
Fair value of options issued	(6,309,000)	—

Cash paid for acquisition	$69,661,000	$952,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and description of business

Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company develops and markets Information Technology (“IT”) lifecycle management software products and services that enable IT professionals to better utilize and manage corporate IT resources. The Company markets its software products directly to end user customers and indirectly through original equipment manufacturers (“OEM”), distributors and other indirect sales channels.

(2) Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) on the same basis as the Company’s audited annual financial statements, and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 are adequate to make the information presented not misleading.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the entire calendar year ending December 31, 2005.

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Altiris GmbH (Germany), Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris GmbH (Switzerland), Altiris Estonia OÜ, Altiris Japan K.K., Altiris México S.A. de C.V., Altiris Singapore Pte Ltd., Pedestal Software, Inc. (Pedestal), Tonic Software, Inc. (Tonic) and Wise Solutions, Inc. (Wise) (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $50.2 million and $106.1 million as of March 31, 2005 and December 31, 2004, respectively.

Available-For-Sale Investment Securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. No securities have been in a continuous unrealized loss position for 12 or more months. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $14,000 and $12,000 for the three months ended March 31, 2005 and 2004, respectively, have been recognized as a component of other income (expense), net.

Available-for-sale securities as of March 31, 2005 are summarized as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government and Agency Securities	$46,222,000	$1,000	$(304,000)	$45,919,000
Corporate debt	6,213,000	24,000	(30,000)	6,207,000
Equities	1,243,000	85,000	(1,000)	1,327,000

Total available-for-sale securities	$53,678,000	$110,000	$(335,000)	$53,453,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company licenses its IT lifecycle management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. VSOE for AUP and services is established based on the price charged when the same element is sold separately. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller, or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not considered essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

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

Intangible assets

Intangible assets represent acquired customer relationships, core technology, trademark and trade name, and non-compete agreements. The intangible assets, other than trademark and trade name acquired in the Wise acquisition that have an indefinite useful life, are being amortized using the straight-line method over estimated useful lives of 18 months to 6 years. Amortization of acquired intellectual property is classified as a cost of revenue in the accompanying statements of operations. Amortization of all other intangible assets is classified as an operating cost.

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

As of March 31, 2005, management did not consider any of the Company’s long-lived assets to be impaired.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill

Goodwill resulted from the Company’s acquisition of Wise and Pedestal, and the indefinite lived trademark and trade name resulted from the Company’s acquisition of Wise. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill and indefinite lived intangible assets. Instead, goodwill and indefinite lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of March 31, 2005, management did not consider goodwill or indefinite lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Translation of foreign currencies

The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income, net and amounted to a loss of $547,000 for the three months ended March 31, 2005 and a loss of $204,000 for the three months ended March 31, 2004.

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

Stock-based compensation

The Company accounts for its stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. The compensation, if any, is amortized to expense over the vesting period.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123. The weighted-average fair value of the options granted under the plans in the three months ended March 31, 2005 and 2004 was $24.53 and $25.76, respectively. The only options granted in the three months ended March 31, 2005 were those granted in the Pedestal acquisition (see Note 4). The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants during the three months ended March 31, 2005 and 2004: average risk-free interest rates of 4.17 and 2.79 percent, respectively; weighted average volatility of 131 and 139 percent, respectively; expected dividend yield of 0 percent; and an expected life of four years and six years, respectively. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in the three months ended March 31, 2005 and 2004 was $5.97 and $8.93, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for the three months ended March 31, 2005 and 2004: risk free interest rates of 2.68 and 0.99 percent, respectively; weighted average volatility of 34 and 39 percent, respectively; expected dividend yield of 0 percent; and an expected life of six months. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. The following is the pro forma disclosure and the related impact on net income and net income per common share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net income attributable to common stockholders:
As reported	$2,058,000	$3,093,000
Stock-based employee compensation expense included in reported net income	54,000	158,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(2,560,000)	(3,546,000)

Pro forma income (loss)	$(448,000)	$(295,000)

Basic net income per common share:
As reported	$0.08	$0.12
Pro forma	$(0.02)	$(0.01)

Diluted net income per common share:
As reported	$0.07	$0.11
Pro forma	$(0.02)	$(0.01)

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Common share equivalents consist of shares issuable upon the exercise of stock options. During the three months ended March 31, 2005, there were 743,000 outstanding common share equivalents with weighted average exercise price of $29.12 that were not included in the computation of Diluted EPS. During the three months ended March 31, 2004, there were no outstanding common share equivalents that were not included in the computation of Diluted EPS.

The following table summarizes the Company’s share computations for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Basic Weighted Average Shares Outstanding:	27,295,000	26,108,000
Dilutive Effect of Stock Options	1,006,000	1,430,000
Dilutive Effect of the Employee Stock Purchase Plan	2,000	2,000

Diluted Weighted Average Shares Outstanding:	28,303,000	27,540,000

(4) Asset and Business Acquisitions

On March 29, 2005, the Company acquired Pedestal Software, Inc. (Pedestal). The operations of Pedestal have been included in the accompanying consolidated statement of operations for the Company since March 29, 2005, which consists primarily of $2.4 million of license revenue and $1.9 million of intangibles amortization and write-off of in-process research and development. As a result of the acquisition, Pedestal became a wholly owned subsidiary of the Company, and the former shareholders of Pedestal received, in exchange for their shares of common stock of Pedestal in the aggregate approximately $67.7 million in cash. The Company assumed all unvested options for $6.3 million and incurred acquisition costs of $2.8 million for a total purchase price of $76.8 million. A portion of the consideration has been placed in escrow to satisfy certain indemnification obligations of the former shareholders of Pedestal. The purchase price is in excess of the fair market value of Pedestal’s net tangible and identifiable intangible assets acquired, and, as such, the Company has recorded goodwill associated with the transaction in the amount of $51.7 million. The Company will test the goodwill for impairment at least annually.

Upon consummation of the Pedestal acquisition, the Company immediately charged to expense $1.6 million representing acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The amount of purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The value was determined by estimating viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process research and development.

The following allocation is based on certain information which is still preliminary and may change as more definitive information becomes available. However, our current preliminary purchase price and allocation among the tangible and identifiable intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows:

Cash consideration	$67,662,000
Options issued	6,309,000
Acquisition costs (of which $1,544,000 remain unpaid at March 31, 2005)	2,799,000

Total purchase price	$76,770,000

The Company assumed all unvested Pedestal options as of the date of the acquisition, which were converted into options to purchase approximately 257,172 of the Company’s common stock. The fair value of the options assumed was determined using the Black-Scholes option pricing model with the follow inputs: risk-free interest rate of 4.17%, an expected life of 4 years, volatility of 131%, zero dividend rate, and the fair value of the Company’s common stock as of March 29, 2005. The intrinsic value of these options on the date of the Pedestal acquisition totalled $3,676,000 and will be recognized as compensation expense in future periods.

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

	Amount	Amortization Period
Net tangible assets, including cash of $4,372,000	$8,745,000
Net tangible liabilities	(9,763,000)
Intangible assets:
Goodwill	51,741,000	Indefinite
Core technology	16,500,000	5 years
Deferred compensation	3,677,000	2-3 years
Customer relationships	3,500,000	5 years
In-process research and development	1,600,000	Expensed
Non-compete agreements	500,000	2 years
Trademark and trade name	270,000	1 year

Purchase Price	$76,770,000

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma information presents the results of operations for the three months ended March 31, 2004 as if the acquisition occurred as of January 1, 2004 after giving effect to certain adjustments, including, but not limited to, amortization of intangible assets, interest income, tax adjustments, and entries to conform Pedestal to the Company’s accounting policies. The $1.6 million write-off for in-process research and development has been included in the pro forma results. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, nor are they indicative of future results. As a result, the unaudited pro forma net results and the pro forma per share amounts do not purport to represent what the Company’s results of operations would have been if the acquisition of Pedestal had occurred at the beginning of the period, and is not intended to project the Company’s results of operations for any future period.

For the three months ended March 31, 2004
(Unaudited)
Revenue	$38,620,000
Net loss	(694,000)
Basic net loss per common share	$(0.03)
Diluted net loss per common share	$(0.03)

(5) Commitments and contingencies

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims by third-parties relating to the Company’s rights to use and distribute its products, as well as for claims of personal injury and property damage. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At March 31, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company periodically performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three months ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three months ended March 31,
	2005	2004
Revenue:
Hewlett-Packard	31%	34%
Dell	18%	26%

	March 31, 2005	December 31, 2004
Accounts receivable:
Hewlett-Packard	31%	20%
Dell	13%	14%

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

Revenue from customers located outside the United States accounted for 40% and 34% of total revenue for the three months ended March 31, 2005 and 2004, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of March 31, 2005.

The following table presents revenue by geographic areas:

	Three months ended March 31,
	2005	2004
Domestic operations:
Domestic customers	$28,348,000	$24,837,000
International customers	2,565,000	2,383,000

Total	30,913,000	27,220,000

International operations:
Europe customers	13,949,000	8,550,000
Other customers	2,070,000	1,642,000

Total	16,019,000	10,192,000

Consolidated revenue	$46,932,000	$37,412,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	business expansion;

•	the impact of quarterly fluctuations of revenue and operating results;

•	expansion of product offerings;

•	the release of future versions of current products;

•	the dependence of our products on Microsoft Windows market;

•	our expectations concerning our relationships with Hewlett-Packard and Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers, systems integrators and key customers;

•	levels of capital expenditures;

•	fluctuations in interest rates;

•	legal proceedings;

•	changes in accounting standards;

•	the trend of our costs and expenses;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.

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

Overview

Altiris is a leading provider of software products and services that enable organizations to manage IT assets throughout their lifecycles. Our IT lifecycle management solutions address the challenges of IT deployment and migration, software delivery and operations management, inventory tracking and asset management, security management, and server provisioning and management through scalable and integrated software products.

History and background

We began operations in 1996 as the software division of KeyLabs, a privately held independent software quality and e-commerce testing company. In August 1998, Altiris, Inc. was formed as a separate corporation.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge Corporation, or Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, Inc., or Tekworks, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq Computer Corporation’s, or Compaq, Carbon Copy technology, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, Inc., or Previo, which added system back-up and recovery technology to our product offerings. In December 2003, we acquired Wise Solutions, Inc., or Wise, which added enterprise application packaging to our product offerings. In February 2004, we acquired FSLogic Inc., or FSLogic, which added file system layering technology that enhances our application management capabilities. In August 2004, we acquired certain assets of BridgeWater Technologies, Inc., or Bridgewater, which added network device management as well as quarantine capabilities to our suites of products. In December 2004, we acquired Tonic Software, Inc., or Tonic, which added web application monitoring capabilities. In March 2005, we acquired Pedestal Software, Inc., or Pedestal, which added security management capabilities to our suites of products.

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

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 40% of our total revenue in the three months ended March 31, 2005, 34% of our total revenue in the year ended 2004, and 33% of our total revenue in the year ended 2003. As of March 31, 2005, we had sales people located internationally in Australia, Belgium, Denmark, France, Germany, India, Japan, Mexico, the Netherlands, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

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

Historically, we required a purchase order to demonstrate persuasive evidence of an arrangement. However, we encountered customers who do not have a customary business practice of using purchase orders. In these instances, we will consider electronic mail to be persuasive evidence of an arrangement. Accordingly, effective April 1, 2004, we began considering electronic mail with the same information, qualifications, and appropriate approvals contained in a physical purchase order to be persuasive evidence of an arrangement when it is customary business practice for the customer.

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of March 31, 2005, we had $45.0 million of deferred revenue.

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

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K filed on March 16, 2005, as amended. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	impairment of long-lived assets; and

•	valuation allowances against deferred income tax assets.

As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. Additionally, the assessment that services are not essential to the functionality of the software may change depending on our mix (between services and software products) of, and types of services in, future arrangements. Further implementation guidelines relating to SOP 97-2 and related modifications as well as new pronouncements may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

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

In connection with the assets acquired from Computing Edge, Tekworks, Previo, Wise, FSLogic, Bridgewater, Tonic, Pedestal and the Carbon Copy technology, we recorded $65.2 million of intangible assets consisting of intellectual property, customer relationships, core technology, trademark and trade name, non-compete agreements and in-process research and development. We also recorded $67.3 million of goodwill for the Wise and Pedestal acquisitions. In-process research and development is written off immediately to the statement of operations. Trademark and trade name from the Wise acquisition and goodwill have indefinite lives. We evaluate goodwill and other indefinite lived assets for impairment, using a fair value based analysis, at least annually. The remainder of the identifiable intangible assets is amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.

We have provided a valuation allowance on our U.S. net deferred tax assets as of March 31, 2005 and December 31, 2004, respectively. The valuation allowance was recorded due to the uncertainties regarding our future operating profitability, our limited operating history, and the high volatility of the industry in which we operate. Additionally, we have a significant number of outstanding stock options that are expected to result in a significant reduction of future taxable income when the employees exercise such options. The remaining benefit associated with a release of valuation allowance would be attributable to stock option tax deductions and recorded as an increase to additional paid-in-capital. We will continue to evaluate the evaluation allowance, and, in 2005, we may eliminate some or all of the valuation allowance if and as we continue to operate at a profit.

Limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During 2004, we have eliminated the accumulated deficit of $9.5 million as of December 31, 2003 and have retained earnings of $9.3 million as of March 31, 2005.

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenues:
Software	61%	66%
Services	39	34

Total revenue	100	100

Cost of Revenue:
Software	—	1
Amortization of acquired intellectual property	4	3
Services	13	11

Total cost of revenue	17	15

Gross Profit	83	85

Operating Expenses:
Sales and marketing	38	40
Research and development	20	21
General and administrative	13	8
Amortization of intangibles	2	2
Write-off of in-process research and development	3	—
Stock-based compensation	—	1

Total operating expenses	76	72

Income from operations	7	13
Other income, net	—	1
Provision for income taxes	(2)	(6)

Net income	5%	8%

Revenue

Our total revenue increased from $37.4 million for the three months ended March 31, 2004 to $46.9 million for the three months ended March 31, 2005, representing growth of 25%. Revenue from customers outside of the United States increased from $12.6 million for the three months ended March 31, 2004 to $18.6 million for the three months ended March 31, 2005, representing growth of 48%. Sales to HP and Dell accounted for 34% and 26% of our total revenue for the three months ended March 31, 2004, respectively, and 31% and 18% of our total revenue for the three months ended March 31, 2005, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.

Software. Our software revenue increased from $24.7 million for the three months ended March 31, 2004 to $28.7 million for the three months ended March 31, 2005, representing growth of 16%. The increase in the three months ended March 31, 2005 as compared to the comparable fiscal 2004 period was primarily due to the expansion of our product offerings, including additional product offerings available due to the acquisition of Pedestal that contributed $2.4 million to license revenue for the three months ended March 31, 2005, and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Services. Services revenue increased from $12.7 million for the three months ended March 31, 2004 to $18.2 million for the three months ended March 31, 2005, representing an increase of 43%. The $5.5 million increase in services revenue in the three months ended March 31, 2005 as compared to the comparable period of 2004 was due to an increase of $4.1 million of new and renewed AUP associated with the increase in software license revenue and $1.4 million in consulting and training revenue due to more service engagements purchased.

Cost of revenue

Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $1.4 million for the three months ended March 31, 2004 to $2.0 million for the three months ended March 31, 2005, representing an increase of 44%. The increase was due to a $0.8 million increase in amortization of acquired intellectual property, offset by a $0.2 million decrease in direct software costs.

Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services and training personnel. Our cost of services revenue increased from $4.2 million for the three months ended March 31, 2004 to $6.0 million for the three months ended March 31, 2005. The increase in our cost of services revenue was due to an increase of $1.8 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements. Cost of services revenue represented 33% of services revenue for the three months ended March 31, 2004 and 2005.

Operating expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $15.1 million for the three months ended March 31, 2004 to $17.6 million for the three months ended March 31, 2005, an increase of 16%. The increase in the fiscal 2005 period as compared to the comparable 2004 fiscal period was primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 327 employees at March 31, 2004 to 444 employees at March 31, 2005. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 40% of total revenue for the three months ended March 31, 2004 and 38% of total revenue for the three months ended March 31, 2005. The decrease primarily was due the economies of scale resulting from increases in the number and size of sales transactions as well as the allocation of marketing expenses over a substantially larger revenue base, offset by an increase in the salesforce. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2005 as we expand our sales and marketing efforts.

Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $7.9 million for the three months ended March 31, 2004 to $9.5 million for the three months ended March 31, 2005, an increase of 20%. The increase in fiscal 2005 period as compared to the comparable fiscal 2004 period was primarily due to an increase in expenses associated with the hiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 241 employees at March 31, 2004 to 309 employees at March 31, 2005. Research and development expense represented 21% of total revenue for the three months ended March 31, 2004 and 20% of total revenue for the three months ended March 31, 2005. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2005.

General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense was $3.1 million for the three months ended March 31, 2004 and $6.0 million for the three months ended March 31, 2005. The increase in the three months ended March 31, 2005 as compared to the comparable fiscal 2004 period was primarily due to additional expenses related to compliance with Section 404 the Sarbanes-Oxley Act of 2002, legal costs due to the Symantec litigation, and increased staffing necessary to manage and support our growth. General and administrative personnel increased from 74 employees at March 31, 2004 to 93 employees at March 31, 2005. General and administrative expense represented 8% of total revenue for the three months ended March 31, 2004 and 13% of total revenue for the three months ended March 31, 2005. We expect that general and administrative expense may continue to increase through the remainder of 2005 to support our growth and due to costs associated with being a public company and compliance with new regulatory requirements, including the Sarbanes-Oxley Act of 2002.

Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recorded an additional $3.7 million of deferred stock-based compensation relating to the options granted to former employees of Pedestal Software, Inc., or Pedestal, in connection with the acquisition of that company on March 29, 2005. We recognized stock-based compensation expense of $0.2 million for the three months ended March 31, 2004 and $54,000 for the three months ended March 31, 2005. No compensation expense was recorded in the three months ended March 31, 2005 related to the Pedestal acquisition as the options were not available to be exercised by the option holders because the acquisition was completed three days prior to quarter end. Amortization for deferred compensation expense related to the Pedestal options will begin in April 2005. We estimate the 2005 deferred compensation expense related to the Pedestal options to be approximately $1.8 million.

Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired from Computing Edge, Previo, Wise Solutions, FSLogic, Bridgewater, Tonic, and Pedestal, excluding core technology. Amortization of intangible assets increased from $0.7 million for the three months ended March 31, 2004 to $1.1 million for the three months ended March 31, 2005. The increase is due to the $303,000 of amortization related to the customer relationships acquired in the Pedestal acquisition associated with the $2.4 million of license revenue and $69,000 related to the Tonic acquisition. Amortization related to the Pedestal acquisition is estimated to be $3.2 million for the remainder of 2005.

Write-off of in-process research and development. Write-off of in-process research and development of $1.6 million written off in the three months ended March 31, 2005 relates to the Pedestal acquisition.

Other income (expense), net. Other income (expense), net consists primarily of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $0.2 million for the three months ended March 31, 2004, which consists primarily of interest income and foreign currency transaction gains, offset by interest expense. We had other income of $49,000 for the three months ended March 31, 2005, which consists primarily of interest income, offset by foreign currency transaction losses and interest expense.

Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to operations and for foreign jurisdictions in which we generated income. The federal and state provision results from earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $2.1 million in the three months ended March 31, 2004 and $1.2 million in the three months ended March 31, 2005.

Liquidity and Capital Resources

Since inception, we have funded our operations through borrowings, equity investments and operations. In May 2000, one of our investors converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $0.5 million. In February 2002, we sold 2,933,333 shares of our Series B preferred stock to investors in a private placement for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to an existing investor upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock automatically converted into voting common stock in May 2003. In August 2003, we completed a follow-on public offering of 3,750,000 shares of our common stock and realized net proceeds from the offering of $66.0 million.

Our operating activities provided $9.0 million of cash during the three months ended March 31, 2005 and $8.7 million during the three months ended March 31, 2004. Cash provided by operating activities in the first three months of 2005 consisted primarily of net income of $2.1 million, adjusted for $3.7 million of depreciation and amortization, a $0.9 million provision for doubtful accounts and other allowances, a $1.6 million write-off of in-process research and development related to the Pedestal acquisition, a $2.8 million decrease in deferred income taxes, and $3.3 million for a reduction of income taxes payable as a result of stock option exercises. Changes in operating assets and liabilities provided $0.1 million of cash during the first three months of 2005 consisting primarily of a $3.3 million decrease in accrued salaries and benefits, offset by a $1.7 million increase in deferred revenue. Net cash provided by operating activities in 2004 consisted primarily of the net income of $3.1 million, adjusted for $2.4 million of depreciation and amortization, $0.2 million of stock-based compensation, a $1.1 million provision for doubtful accounts, and $2.8 million for a reduction of income taxes payable as a result of stock option exercises, offset by a $1.1 million increase in deferred income taxes due to the acquisition of FSLogic. Changes in operating assets and liabilities provided $0.2 million of cash during the first three months of 2004 consisting primarily of a $3.7 million increase in deferred revenue, offset by a $2.7 million increase in accounts receivable.

Accounts receivable decreased from $40.1 million as of December 31, 2004 to $38.0 million as of March 31, 2005. Accounts receivable increased at a higher rate than revenue as of March 31, 2005 primarily due to large sales during the last month of the period with payment not yet received. Deferred revenue increased from $42.7 million as of December 31, 2004 to $44.9 million as of March 31, 2005.

Investing activities used $63.6 million of cash during the three months ended March 31, 2005 and provided $16.5 of cash during the three months ended March 31, 2004. Cash used by investing activities during the three months ended March 31, 2005 consisted of $6.8 million in purchases of available-for-sale securities, $0.7 million for purchases of property and equipment, and $70.0 million for acquisitions, offset by $13.6 million in dispositions of available-for-sale securities. Cash provided in investing activities during the three months ended March 31, 2004 consisted of $31.7 million in dispositions of available-for-sale securities, offset by $13.8 million in purchases of available-for-sale securities, $0.5 million of purchases of property and equipment, and $0.9 million for acquisitions.

Financing activities provided $2.5 million of cash during the three months ended March 31, 2005 and $1.4 million of cash during the three months ended March 31, 2004. During the three months ended March 31, 2005, we received $2.8 million of cash from the exercise of stock options, offset by $0.3 million of payments on capital lease obligations. The cash provided by financing activities during the three months ended March 31, 2004 consisted primarily of $1.7 million of cash from the issuance of common stock, net of issuance costs, offset by $0.3 million of payments on notes payable and capital lease obligations.

As of March 31, 2005, we had stockholders’ equity of $210.7 million and working capital of $102.2 million. Included in working capital is deferred revenue of $40.6 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the foreseeable future.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	After 3 Years
Contractual Obligations:
Capital leases	$2,206	$1,151	$1,055	$—
Operating leases	6,691	3,641	3,050	—

Total contractual obligations	$8,897	$4,792	$4,105	$—

As of March 31, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual reporting period beginning after June 15, 2005, which is the first quarter of the Company’s year ending December 31, 2006. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees for disclosure purposes. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock would likely decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or our strategic partners;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services;

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere; and

•	costs associated with legal proceedings, including legal fees and any adverse judgments or settlements.

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

If Microsoft significantly increases its market share in the systems management software market or if the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, our ability to increase market penetration could be adversely affected and the demand for our Microsoft-based products would suffer.

Microsoft has delivered expanded offerings in the systems management software market that compete with our products and has announced its intention to continue to deliver competitive offerings in the systems management software market. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business may be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in marketing expanded systems management software offerings that compete with our products may delay or change their buying decisions and limit our ability to increase market penetration and grow our business.

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

If we do not execute on our relationship with Dell or if Dell increases its marketing of our competitors’ systems management software products, our ability to market and sell our products through Dell will be limited and a substantial revenue source will be impaired or eliminated.

An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003, 25% of our revenue in 2004, and 18% of our revenue in the three months ended March 31, 2005. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to develop, market, and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003, 31% of our revenue in 2004, and 31% of our revenue in the three months ended March 31, 2005. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would be harmed.

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

Any deterioration in our overall relationship with HP would harm our business and adversely affect our ability to develop, market, and sell our products, grow our revenue or sustain profitability.

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

There has been consolidation in our markets, which we believe will continue and could lead to increased price competition and other forms of competition. Established companies, such as HP and Symantec, have acquired companies that compete in our markets and may continue to acquire or establish cooperative relationships with our other competitors. Such established companies may also develop or expand upon their own systems management software. In addition, we may face competition in the future from large established companies, as well as from emerging companies, that have not previously entered the market for IT lifecycle management software or that currently do not have products that directly compete with our products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels and sales force. Our indirect sales channels generated approximately 82% of our revenue in 2003, approximately 86% of our revenue in 2004, and approximately 82% of our revenue in the first three months ended March 31, 2005. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented 69% of our revenue in 2003, 64% in 2004, and 62% of our revenue in the three months ended March 31, 2005. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

Our historical growth has placed, and our future growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on

December 31, 1998 in two offices worldwide, to 846 employees as of March 31, 2005 in 20 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and our expected future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. If we fail to recruit and retain sufficient and qualified management personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

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

Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as United States laws. We believe litigation has been necessary and that it may be necessary in the future to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Litigation has resulted, and we believe that it will increasingly result, in substantial costs and diversion of resources and management attention.

If third parties assert that our products or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.

We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlap. We are currently involved in litigation with Symantec Corporation and PowerQuest Corporation regarding our intellectual property and products. Also, third parties notify us from time to time that our products may infringe their intellectual property rights. If such notice evolves into a formal claim or litigation, there would be costs associated with defending such claims, whether the claims have merit or not, which could harm our business. Any such claims could also harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any current or potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

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

Sales to international customers represented approximately 33% of our revenue in 2003, approximately 36% of our revenue in 2004, and approximately 40% of our revenue in the three months ended March 31, 2005. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, has made changes to GAAP that, when effective, will require us to record an additional charge to earnings for employee stock option grants (SFAS 123, as revised). Under the new guidance, stock options will be recorded at their estimated fair value on the date of grant beginning January 1, 2006. This change will negatively impact our earnings. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant options to employees, we may incur increased accounting compensation costs, we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Compliance with new rules and regulations concerning corporate governance may be costly, which could harm our business.

We will continue to incur significant legal, accounting and other expenses to comply with new regulatory requirements. The Sarbanes-Oxley Act of 2002, together with new rules implemented by the SEC and Nasdaq, has required and will require us to make changes in our corporate governance, public disclosure and compliance practices have had an adverse effect on our profitability. These additional rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of any new stock option plans. In addition, we have incurred significant costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These costs include additional expenses incurred in implementing changes to our IT systems, that we determined were required. These regulatory requirements may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result; however, if these costs prove significant, they could further diminish our profitability.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the SEC promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting and to disclose management’s assessment of the effectiveness of our internal control over financial reporting. If, in the future, our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. In such a case, investors may lose confidence in the reliability of our financial reporting, which may harm our business reputation and cause our stock price to decline.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2004, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. During the three months ended March 31, 2005, approximately 34% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Estonia, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of March 31, 2005, we had no hedging contracts outstanding. At March 31, 2005, we had $124.5 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, or the Evaluation Date (March 31, 2005), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control Over Financial Reporting. In our ongoing effort to improve business and operational processes, we developed a new license management portal (“LMP”) that automates the generation and delivery of license keys based on orders received and processed. The LMP went into production during our quarter ended September 30, 2004. The implementation of the LMP during that quarter led to internal systems errors that delayed the shipping of license keys on orders received late in that quarter, which resulted in a deferral of license revenue to the following quarter. In the process of investigating the systems errors, management identified certain control deficiencies in our internal control over financial reporting relating to the systems errors, including control deficiencies involving the lack of: (i) restrictions on access to effect development level changes to our financial systems and applications in a production environment, and (ii) limitations on user access into our financial systems, applications and data. During our quarter ended December 31, 2004, management implemented controls to correct these deficiencies. These controls included: (i) limiting access to the production environment for development level changes, and (ii) establishing limitations on access into our financial systems, applications and data.

There was no change in our internal control over financial reporting identified in connection with management’s evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. Examples of these acquisitions include, but are not limited to the following, in December of 2003, we acquired Wise for an aggregate consideration of $31.5 million; and in March 2005, we acquired Pedestal for cash of $67.7 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offerings in short-term interest-bearing, investment-grade securities.

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

We made no repurchase of our shares during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of March 31, 2005, to our knowledge, Gregory S. Butterfield, President and Chief Executive Officer and Chairman of Altiris, and Stephen C. Erickson, Vice President and Chief Financial Officer, Dwain A. Kinghorn, Chief Technology and Strategy Officer and Poul E. Nielsen, Vice President, Corporate Development, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

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
U Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: May 10, 2005	/S/ STEPHEN C. ERICKSON
Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1KG	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2R	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2A	Amended and Restated Bylaws of the Registrant currently in effect.

4.1B	Specimen Common Stock Certificate.

4.2B	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1B	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2AB	1998 Stock Option Plan.

10.2BB	Form of Option Agreement under the 1998 Stock Option Plan.

10.3AC	2002 Stock Plan, as amended.

10.3BB	Form of Option Agreement under the 2002 Stock Plan.

10.4AN	2002 Employee Stock Purchase Plan, as amended.

10.4BB	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5AB	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1DE	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2GL	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5BB	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5CBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5DBGH	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5EB	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5FBG	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5GI	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5HIG	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5IOG	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5JFP	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5KFP	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5LFP	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5MFT	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6B	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6AD	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6BD	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6CD	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6DM	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6EO	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6FP	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6GP	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.7GJ	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7AGM	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7BGO	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7CFP	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7DFQ	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7EFP	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.8S	2005 Stock Plan.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
U Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.