Form 10-Q
period 2005-06-30
ALTIRIS INC
filed 2005-08-11
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      There were 27,999,547 shares of the registrant’s common stock, par value $0.0001, outstanding as of August 8, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Currents assets:
Cash and cash equivalents	$86,666,000	$122,988,000
Available-for-sale securities	52,821,000	60,459,000
Accounts receivable, net of allowances of $3,299,000 and $2,736,000, respectively	38,056,000	40,056,000
Prepaid expenses and other current assets	3,416,000	4,171,000
Deferred tax asset	1,110,000	1,757,000

Total current assets	182,069,000	229,431,000
Property and equipment, net	6,921,000	5,713,000
Intangible assets, net	40,343,000	26,516,000
Goodwill	67,504,000	16,425,000
Other assets	293,000	157,000

Total assets	$297,130,000	$278,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,248,000	$994,000
Accounts payable	4,541,000	2,661,000
Accrued salaries and benefits	11,161,000	12,106,000
Other accrued expenses	7,714,000	13,951,000
Deferred revenue	43,560,000	38,007,000

Total current liabilities	68,224,000	67,719,000
Capital lease obligations, net of current portion	1,346,000	871,000
Other accrued expenses, non-current	57,000	—
Deferred tax liability, non-current	3,438,000	2,755,000
Deferred revenue, non-current	4,267,000	4,689,000

Total liabilities	77,332,000	76,034,000

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,780,871 and 27,155,998 shares outstanding, respectively	3,000	3,000
Additional paid-in capital	212,627,000	194,789,000
Deferred compensation	(6,350,000)	(255,000)
Accumulated other comprehensive income	(341,000)	444,000
Retained earnings	13,859,000	7,227,000

Total stockholders’ equity	219,798,000	202,208,000

Total liabilities and stockholders’ equity	$297,130,000	$278,242,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenue:
Software	$26,054,000	$25,561,000	$54,781,000	$50,278,000
Services	20,277,000	14,462,000	38,483,000	27,157,000

Total revenue	46,331,000	40,023,000	93,264,000	77,435,000

Cost of revenue:
Software	111,000	226,000	263,000	547,000
Amortization of acquired intellectual property	2,603,000	1,020,000	4,419,000	2,068,000
Services (exclusive of stock-based compensation of $86,000, $0, $86,000, and $0, respectively)	6,722,000	4,988,000	12,686,000	9,192,000

Total cost of revenue	9,436,000	6,234,000	17,368,000	11,807,000

Gross profit	36,895,000	33,789,000	75,896,000	65,628,000

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $918,000, $87,000, $944,000 and $176,000, respectively)	20,823,000	15,344,000	38,389,000	30,440,000
Research and development (exclusive of stock-based compensation of $551,000, $16,000, $558,000 and $32,000, respectively)	10,643,000	7,766,000	20,141,000	15,657,000
General and administrative (exclusive of stock-based compensation of $486,000, $42,000, $507,000 and $95,000, respectively)	5,344,000	3,517,000	11,382,000	6,584,000
Stock-based compensation	2,041,000	145,000	2,095,000	303,000
Amortization of intangible assets	952,000	681,000	2,017,000	1,345,000
Write-off of in-process research and development	—	—	1,600,000	—

Total operating expenses	39,803,000	27,453,000	75,624,000	54,329,000

Income (Loss) from operations	(2,908,000)	6,336,000	272,000	11,299,000

Other income (expense):
Interest income, net	610,000	391,000	1,485,000	817,000
Other income (expense), net	9,598,000	(200,000)	8,770,000	(405,000)

Other income, net	10,208,000	191,000	10,255,000	412,000

Income before income taxes	7,300,000	6,527,000	10,527,000	11,711,000
Provision for income taxes	(2,726,000)	(2,833,000)	(3,895,000)	(4,924,000)

Net income	4,574,000	3,694,000	6,632,000	6,787,000

Basic net income per common share	$0.17	$0.14	$0.24	$0.26

Diluted net income per common share	$0.16	$0.13	$0.23	$0.25

Basic weighted average common shares outstanding	27,441,000	26,349,000	27,368,000	26,228,000
Diluted weighted average common shares outstanding	28,327,000	27,553,000	28,416,000	27,465,000
Other comprehensive income, net of tax effects:
Net income	$4,574,000	$3,694,000	$6,632,000	$6,787,000
Unrealized gain (loss) on available-for-sale securities	199,000	(388,000)	31,000	(230,000)
Foreign currency translation adjustments	(478,000)	60,000	(816,000)	16,000

Comprehensive income	$4,295,000	$3,366,000	$5,847,000	$6,573,000

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$6,632,000	$6,787,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,156,000	4,834,000
Stock-based compensation	2,095,000	303,000
Provision for doubtful accounts and other allowances	2,025,000	1,857,000
Write-off of in-process research and development	1,600,000	—
Reduction of income taxes payable as a result of stock option exercises and release of valuation allowance	3,595,000	5,171,000
Deferred income taxes	(890,000)	(1,246,000)
Loss (Gain) on sale of available-for-sale securities	(17,000)	10,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,134,000)	(7,912,000)
Prepaid expenses and other current assets	639,000	(931,000)
Other assets	—	(5,000)
Accounts payable	1,615,000	(290,000)
Accrued salaries and benefits	(1,755,000)	1,843,000
Other accrued expenses	(982,000)	1,130,000
Deferred revenue	4,635,000	7,094,000

Net cash provided by operating activities	26,214,000	18,645,000

Cash flows from investing activities:
Purchase of property and equipment	(1,520,000)	(1,189,000)
Purchase of available-for-sale securities	(9,934,000)	(36,668,000)
Disposition of available-for-sale securities	17,620,000	56,104,000
Cash paid in acquisitions, net of cash received	(71,521,000)	(952,000)

Net cash (used in) provided by investing activities	(65,355,000)	17,295,000

Cash flows from financing activities:
Principal payments under capital lease obligations	(598,000)	(632,000)
Net proceeds from the issuance of common shares	3,432,000	3,311,000

Net cash provided by financing activities	2,834,000	2,679,000

Net increase (decrease) in cash and cash equivalents	(36,307,000)	38,619,000
Effect of foreign exchange rates on cash and cash equivalents	(15,000)	177,000
Cash and cash equivalents, beginning of period	122,988,000	61,581,000

Cash and cash equivalents, end of period	$86,666,000	$100,377,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$331,000	$151,000
Cash paid for income taxes	$1,060,000	$390,000
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$1,326,000	$874,000
Unrealized gain (loss) on available-for-sale securities	$31,000	$(230,000)
Supplemental disclosure of acquisition activity:
Fair value of assets acquired, excluding cash acquired	$78,800,000	$4,031,000
Previously accrued purchase price for Tonic	5,116,000	—
Liabilities assumed, net of payments made	(9,763,000)	(2,239,000)
Value of common shares issued	—	(840,000)
Deferred compensation	3,677,000	—
Fair value of options issued	(6,309,000)	—

Cash paid for acquisition	$71,521,000	$952,000

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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Cash and cash equivalents
      Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $51.6 million and $106.1 million as of June 30, 2005 and December 31, 2004, respectively.

Available-For-Sale Investment Securities
      Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.
      All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. When securities are sold, their cost is determined based on the specific identification method. A realized gain of $3,000 and realized loss of $22,000 for the three months ended June 30, 2005 and 2004, respectively, and a realized gain of $17,000 and a realized loss of $10,000 for the six months ended June 30, 2005, respectively, have been recognized as a component of other income (expense), net.
      Available-for-sale securities as of June 30, 2005 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$43,343,000	$2,000	$(199,000)	$43,146,000
Corporate debt	8,255,000	29,000	(8,000)	8,276,000
Equities	1,248,000	151,000	—	1,399,000

Total available-for-sale securities	$52,846,000	$182,000	$(207,000)	$52,821,000

      Available-for-sale securities as of December 31, 2004 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$51,424,000	$1,000	$(217,000)	$51,208,000
Corporate debt	7,864,000	51,000	(6,000)	7,909,000
Equities	1,228,000	114,000	—	1,342,000

Total available-for-sale securities	$60,516,000	$166,000	$(223,000)	$60,459,000

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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      The Company derives services revenue primarily from AUP, technical support arrangements, consulting, and training. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or the seminars are held.
      The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable and revenue.

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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
      As of June 30, 2005, management did not consider any of the Company’s long-lived assets to be impaired.

Goodwill
      Goodwill resulted from the Company’s acquisition of Wise and Pedestal, and the indefinite-lived trademark and trade name resulted from the Company’s acquisition of Wise. The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which prohibits the amortization of goodwill and indefinite lived intangible assets. Instead, goodwill and indefinite lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of June 30, 2005, management did not consider goodwill or indefinite lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Translation of foreign currencies
      The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income, which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income, net and amounted to a loss of $425,000 and $200,000 for the three months ended June 30, 2005 and 2004, respectively, and a loss of $972,000 and $405,000 for the six months ended June 30, 2005 and 2004, respectively.

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
      As of June 30, the Company has released valuation allowance attributable to deferred tax assets expected to be utilized in the current year, providing a benefit to the provision in the three months ended June 30, 2005 of $0.2 million. The Company has provided a valuation allowance of $1.6 million against certain net operating losses acquired in an acquisition because it is more likely than not that some or all of the deferred tax assets may not be realized due to certain IRC 382 limitations.

Stock-based compensation
      The Company accounts for its stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Company’s common stock. Pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Company amortizes the compensation expense over the vesting period on an accelerated basis.
      SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options and restricted stock granted under the fair value method prescribed by SFAS No. 123. The weighted-average fair value of the options and restricted stock granted under the plans in the three months ended June 30, 2005 and 2004 and in the six months ended June 30, 2005 and 2004 was $16.48, $25.82, $18.82, and $25.77, respectively. The fair value of the stock options and restricted stock is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for grants during the three months ended June 30, 2005 and 2004 and during the six months ended June 30, 2005 and 2004: average risk-free interest rates of 3.73, 3.81, 3.85, and 2.97 percent, respectively; weighted average volatility of 124, 138, 126, and 139 percent, respectively; expected dividend yield of 0 percent for all periods; and an expected life of four, six, four and six years, respectively. The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 was $5.97, $13.76, $5.97, and $13.76, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004: risk free interest rates of 2.68, 0.99, 2.68 and 0.99 percent, respectively; weighted average volatility of 34, 39, 34, and 39 percent, respectively; expected dividend yield of 0 percent for all periods; and an expected life of six months for all periods. For purposes of the pro forma disclosures, the estimated fair value of the stock options and restricted stock is amortized over the vesting periods of the respective stock options and restricted stock. The following is the pro forma disclosure and the related impact on net income and net income per common share for the three months and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income attributable to common stockholders:
As reported	$4,574,000	$3,694,000	$6,632,000	$6,787,000
Stock-based employee compensation expense included in reported net income	2,041,000	145,000	2,095,000	303,000
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(6,612,000)	(3,767,000)	(9,172,000)	(7,313,000)

Pro forma	$3,000	$72,000	$(445,000)	$(223,000)

Basic net income per common share:
As reported	$0.17	$0.14	$0.24	$0.26
Pro forma	$—	$—	$(0.02)	$(0.01)
Diluted net income per common share:
As reported	$0.16	$0.13	$0.23	$0.25
Pro forma	$—	$—	$(0.02)	$(0.01)

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

Reclassifications
      Certain amounts in prior period financial statements have been reclassified to conform with the current period’s presentation.

(3)	Net income per common share
      Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, including vested restricted common stock. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and incremental common stock from assumed exercise of dilutive stock options and unvested restricted common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.
      Common share equivalents consist of shares issuable upon the exercise of stock options. During the three and six months ended June 30, 2005, there were 1,371,000 outstanding common share equivalents with a weighted average exercise price of $24.72 that were not included in the computation of Diluted EPS. During the three and six months ended June 30, 2004, there were 363,000 outstanding common share equivalents with a weighted average exercises price of $32.62 that were not included in the computation of Diluted EPS.
      The following table summarizes the Company’s share computations for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Basic Weighted Average Shares Outstanding:	27,441,000	26,349,000	27,368,000	26,228,000
Dilutive Effect of Stock Options and Unvested Restricted Common Stock	839,000	1,198,000	1,001,000	1,231,000
Dilutive Effect of the Employee Stock Purchase Plan	47,000	6,000	47,000	6,000

Diluted Weighted Average Shares Outstanding:	28,327,000	27,553,000	28,416,000	27,465,000

(4)	Asset and Business Acquisitions
      On March 29, 2005, the Company acquired Pedestal Software, Inc. (Pedestal). The operations of Pedestal have been included in the accompanying consolidated statement of operations for the Company since March 29, 2005. As a result of the acquisition, Pedestal became a wholly owned subsidiary of the Company, and the former shareholders of Pedestal received, in exchange for their shares of common stock of Pedestal, in the aggregate approximately $67.7 million in cash. The Company assumed all unvested options for $6.3 million and incurred acquisition costs of $3.1 million for a total purchase price of $77.1 million. The Company recognized an additional $310,000 of acquisition costs related to legal fees during the three months ended June 30, 2005, which increased the amount of goodwill by the same amount. A portion of the consideration has been placed in escrow to satisfy certain indemnification obligations of the former shareholders of Pedestal. The purchase price is in excess of the fair market value of Pedestal’s net tangible and identifiable intangible assets acquired, and, as such, the Company has recorded goodwill associated with the transaction in the amount of $52.1 million. The Company will test the goodwill for impairment at least annually.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
      The following allocation is based on certain information which is still preliminary and may change as more definitive information becomes available. However, our current preliminary purchase price and allocation among the tangible and identifiable intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows:

Cash consideration	$67,662,000
Options issued	6,309,000
Acquisition costs	3,115,000

Total purchase price	$77,086,000

      The Company assumed all unvested Pedestal options as of the date of the acquisition, which were converted into options to purchase approximately 257,172 of the Company’s common stock. The fair value of the options assumed was determined using the Black-Scholes option pricing model with the following inputs: risk-free interest rate of 4.17%, an expected life of 4 years, volatility of 131%, zero dividend rate, and the fair value of the Company’s common stock as of March 29, 2005. The intrinsic value of these options on the date of the Pedestal acquisition totaled $3,677,000 and will be recognized as compensation expense in future periods. The Company recognized $737,000 of compensation expense related to these options in the three months ended June 30, 2005.
      The financial information presented includes purchase accounting adjustments to the tangible and intangible assets:

		Amortization
	Amount	Period

Net tangible assets, including cash of $4,372,000	$8,745,000
Net tangible liabilities	(9,763,000)
Intangible assets:
Goodwill	52,057,000	Indefinite
Core technology	16,500,000	5 years
Deferred compensation	3,677,000	2-3 years
Customer relationships	3,500,000	5 years
In-process research and development	1,600,000	Expensed
Non-compete agreements	500,000	2 years
Trademark and trade name	270,000	1 year

Purchase Price	$77,086,000

      The following unaudited pro forma information presents the results of operations for the three and six months ended June 30, 2004 as if the acquisition occurred as of January 1, 2004 after giving effect to certain adjustments, including, but not limited to, amortization of intangible assets, interest income, tax adjustments, and entries to conform Pedestal to the Company’s accounting policies. The $1.6 million write-off for in-

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
process research and development has been included in the pro forma results. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, nor are they indicative of future results. As a result, the unaudited pro forma net results and the pro forma per share amounts do not purport to represent what the Company’s results of operations would have been if the acquisition of Pedestal had occurred at the beginning of the period, and is not intended to project the Company’s results of operations for any future period.

	For the Three	For the Six
	Months Ended	Months Ended

	June 30, 2004	June 30, 2004

Net revenues	$41,231,000	$79,435,000
Net income	$1,507,000	$634,000
Basic net income per share	$0.06	$0.02
Diluted net income per share	$0.05	$0.02
      No pro forma information is provided for the same periods in 2005 as the significant operating items were already included in the Company’s Statement of Operations.

(5)	Commitments and contingencies

Warranties
      The Company generally warrants in certain of its negotiated license agreements that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days following delivery of the products. Additionally, the Company warrants that maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value on its product and service warranties is minimal. Accordingly, no liabilities have been recorded for product or service warranties at June 30, 2005.

Indemnifications
      Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims by third-parties relating to the Company’s rights to use and distribute its products, as well as for claims of personal injury and property damage. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At June 30, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

Legal matters
      In December 1999, the Company commenced a patent infringement suit against Symantec Corporation, or Symantec, in the United States District Court for the District of Utah (the “Utah Action”). In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas (the “Texas Action”). In May 2005, the Company, Symantec, and PowerQuest entered into a settlement agreement that resolved all claims brought by the parties in the Utah Action and the Texas Action, respectively, and both cases have been dismissed with prejudice.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The Company is involved in other claims that arise in the ordinary course of business. In accordance with the SFAS No. 5 the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Concentration of credit risk and significant customers
      The Company offers credit terms on the sale of its software products to certain customers. The Company periodically performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenue:
Hewlett Packard	20%	34%	26%	34%
Dell	27%	24%	22%	25%

	June 30,	December 31,
	2005	2004

Accounts receivable:
Hewlett-Packard	18%	20%
Dell	24%	14%

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
      Revenue from customers located outside the United States accounted for 35% and 32% of total revenue for the three months ended June 30, 2005 and 2004, respectively, and 37% and 33% for the six months ended June 30, 2005 and 2004, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of June 30, 2005.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table presents revenue by geographic areas:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Domestic operations:
Domestic customers	$30,136,000	$27,061,000	$58,485,000	$51,898,000
International customers	1,911,000	1,590,000	4,476,000	3,973,000

Total	32,047,000	28,651,000	62,961,000	55,871,000

International operations:
Europe customers	11,478,000	9,334,000	25,427,000	17,884,000
Other customers	2,806,000	2,038,000	4,876,000	3,680,000

Total	14,284,000	11,372,000	30,303,000	21,564,000

Consolidated revenue	$46,331,000	$40,023,000	$93,264,000	$77,435,000

(7)     Other Income
      Other income generally consists primarily of interest income, net of interest expense, and foreign exchange gains or losses. In the three and six months ended June 30, 2005, the Company had other income of $10.2 million and $10.3 million, respectively. Other income in these periods included a $10.0 million litigation settlement that is a non-recurring benefit.
(8)     Subsequent Events
      On July 28, 2005, the Company communicated to affected employees a plan of organizational restructuring primarily through involuntary terminations to take place beginning in the third quarter of 2005, consisting of headcount reductions (estimated to be approximately 10% of the Company’s workforce), designed to adjust expenses to a level more consistent with anticipated revenues and to better align expenditures with the Company’s strategy. The ultimate costs associated with this restructuring, primarily through involuntary terminations, have not yet been determined, and will vary depending on the locations and individuals involved. The Company anticipates that the process of quantifying these charges will continue over a period of the next several weeks.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	operating expenses;

•	business expansion;

•	the impact of quarterly fluctuations of revenue and operating results;

•	expansion of product offerings;

•	the release of future versions of current products;

•	the dependence of our products on Microsoft Windows market;

•	our expectations concerning our relationships with Hewlett-Packard and Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers, systems integrators and key customers;

•	our ability to compete effectively in the market;

•	levels of capital expenditures;

•	fluctuations in interest rates;

•	legal proceedings;

•	changes in accounting standards;

•	the trend of our costs and expenses;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.
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
      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company — Investor Relations — SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Our Internet website address is http://www.altiris.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.
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
      Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge Corporation, or Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, Inc., or Tekworks, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq Computer Corporation’s, or Compaq, Carbon Copy technology, which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, Inc., or Previo, which added system back-up and recovery technology to our product offerings. In December 2003, we acquired Wise Solutions, Inc., or Wise, which added enterprise application packaging to our product offerings. In February 2004, we acquired FSLogic Inc., or FSLogic, which added file system layering technology that enhances our application management capabilities. In August 2004, we acquired certain assets of BridgeWater Technologies, Inc., or Bridgewater, which added network device management as well as quarantine capabilities to our suites of products. In December 2004, we acquired Tonic Software, Inc., or Tonic, which added web application monitoring capabilities to our Suites of products. In March 2005, we acquired Pedestal Software, Inc., or Pedestal, which added security management capabilities to our suites of products.

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
      The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 35% of our total revenue in the six months ended June 30, 2005, 34% of our total revenue in the year ended 2004, and 33% of our total revenue in the year ended 2003. As of June 30, 2005, we had sales people located internationally in Australia, Belgium, Denmark, France, Germany, Japan, Mexico, the Netherlands, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

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

License revenue
      We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of June 30, 2005, we had $47.8 million of deferred revenue.

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
      In connection with the assets acquired from Computing Edge, Tekworks, Previo, Wise, FSLogic, Bridgewater, Tonic, Pedestal and the Carbon Copy technology, we recorded $65.2 million of intangible assets consisting of intellectual property, customer relationships, core technology, trademark and trade name, non-compete agreements and in-process research and development. We also recorded $67.5 million of goodwill for the Wise and Pedestal acquisitions. In-process research and development is written off immediately to the statement of operations. Trademark and trade name from the Wise acquisition and goodwill have indefinite lives. We evaluate goodwill and other indefinite lived assets for impairment, using a fair value based analysis, at least annually. The remainder of the identifiable intangible assets is amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.
      We provided a valuation allowance on our U.S. net deferred tax assets as of December 31, 2004. The valuation allowance was recorded due to the uncertainties regarding our future operating profitability, our limited operating history, and the high volatility of the industry in which we operate. As of June 30, 2005, we have overcome some of these uncertainties and earned sufficient operating income to utilize a portion of our deferred tax assets and released a portion of this valuation allowance. The benefit associated with the release of the valuation allowance attributable to stock option tax deductions was recorded as an increase to additional paid-in-capital, with the residual balance recorded as a decrease to the current quarter tax provision on the statement of operations through the effective rate. We continue to maintain a valuation allowance of approximately $1.6 million against certain net operating losses provided in certain acquisitions because it is more likely than not that some or all of the deferred tax assets may not be realized due to certain IRC 382 limitations. We continue to have a significant number of outstanding stock options that are expected to result in a significant reduction of future taxable income when the employees exercise such options.

Limited operating history
      We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During

2004, we eliminated the accumulated deficit of $9.5 million as of December 31, 2003 and have retained earnings of $13.9 million as of June 30, 2005.
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
Results of Operations
      The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues:
Software	56%	64%	59%	65%
Services	44	36	41	35

Total revenue	100	100	100	100

Cost of Revenue:
Software	—	1	—	1
Amortization of acquired intellectual property	6	3	5	2
Services	14	12	14	12

Total cost of revenue	20	16	19	15

Gross Profit	80	84	81	85

Operating Expenses:
Sales and marketing	45	38	41	39
Research and development	23	19	22	20
General and administrative	12	9	12	9
Stock-based compensation	4	—	2	—
Write-off of in-process research and development	—	—	2	—
Amortization of intangibles	2	2	2	2

Total operating expenses	86	68	81	70

Income (loss) from operations	(6)	16	—	15
Other income (expense), net	22	—	11	—
Provision for income taxes	(6)	(7)	(4)	(6)

Net income	10%	9%	7%	9%

Revenue
      Our total revenue increased from $40.0 million for the three months ended June 30, 2004 to $46.3 million for the three months ended June 30, 2005, representing growth of 16% and from $77.4 million for the six months ended June 30, 2004 to $93.3 million for the six months ended June 30, 2005, representing growth of 20%. Revenue from customers outside of the United States increased from $13.0 million for the three months ended June 30, 2004 to $16.2 million for the three months ended June 30, 2005, representing growth of 25%, and from $25.5 million for the six months ended June 30, 2004 to $34.8 million for the six months ended June 30, 2005, representing growth of 36%. Sales to HP and Dell accounted for 34% and 24% of our total revenue for the three months ended June 30, 2004, respectively, and 20% and 27% of our total revenue for the three months ended June 30, 2005, respectively, and 34% and 25% of our total revenue for the six months ended June 30, 2004, respectively and 26% and 22% of our total revenue for the six months ended June 30, 2005, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.
      Software. Our software revenue increased from $25.6 million for the three months ended June 30, 2004 to $26.1 million for the three months ended June 30, 2005, representing growth of 2%. The increase in the three months ended June 30, 2005 as compared to the comparable fiscal 2004 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.
      Our software revenue increased from $50.3 million for the six months ended June 30, 2004 to $54.8 million for the six months ended June 30, 2005, representing growth of 9%. The increase during the six months ended June 20, 2005 as compared to the comparable fiscal 2004 period was primarily due to the expansion of our product offering and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces. Our software revenue also increased due to the acquisition of Pedestal Software in March 2005, which contributed $2.9 million of software revenue in the six months ended June 30, 2005, with $2.4 million recorded in the first quarter of 2005.
      Services. Services revenue increased from $14.5 million for the three months ended June 30, 2004 to $20.3 million for the three months ended June 30, 2005, representing an increase of 40%. The $5.8 million increase in services revenue in the three months ended June 30, 2005 as compared to the comparable period of 2004 was due to an increase of $4.5 million of new and renewed AUP associated with the increase in software license revenue and $1.3 million in consulting and training revenue due to more service engagements purchased. The acquisitions of Pedestal Software in March 2005 and Tonic Software in December 2004 also contributed to the increase in services revenue by contributing approximately $0.5 million.
      Services revenue increased from $27.2 million for the six months ended June 30, 2004 to $38.5 million for the six months ended June 30, 2005, representing an increase of 42%. The $11.3 million increase was primarily due to $8.7 million of new and renewed AUP associated with the increase in software license revenue and to an increase of $2.6 in consulting and training revenue. The $0.5 million of services revenue recorded from the acquisitions of Pedestal Software and Tonic Software also contributed to the increase in services revenue for the six months ended June 30, 2005.

Cost of revenue
      Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $1.2 million for the three months ended June 30, 2004 to $2.7 million for the three months ended June 30, 2005, representing an increase of 118%. The increase was due to a $1.6 million increase in amortization of acquired intellectual property, offset by a $0.1 million decrease in direct software costs.
      Our cost of software license revenue increased from $2.6 million for the six months ended June 30, 2004 to $4.7 million for the six months ended June 30, 2005, representing an increase of 79%. The increase in amortization of acquired intellectual property is due to the acquired intellectual property from the acquisitions of FSLogic, Pedestal, Tonic, and Wise.

      Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services and training personnel. Our cost of services revenue increased from $5.0 million for the three months ended June 30, 2004 to $6.7 million for the three months ended June 30, 2005. The increase in our cost of services revenue was due to an increase of $1.7 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements. Cost of services revenue represented 34% of services revenue for the three months ended June 30, 2004 and 33% for the three months ended June 30, 2005.
      Our cost of services revenue increased from $9.2 million for the six months ended June 30, 2004 to $12.7 million for the six months ended June 30, 2005. The increase in our cost of services revenue was primarily due to an increase of $3.5 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 34% of services revenue for the six months ended June 30, 2004 and 33% of services revenue for the six months ended June 30, 2005. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses
      Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $15.3 million for the three months ended June 30, 2004 to $20.8 million for the three months ended June 30, 2005, an increase of 36%, and from $30.4 million for the six months ended June 30, 2004 to $38.4 million for the six months ended June 30, 2005. The increases in both fiscal 2005 periods as compared to the comparable 2004 fiscal periods was primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, and the increased headcount and expenses from the acquisitions of Pedestal Software and Tonic Software, which contributed expenses of approximately $1.6 million and $2.1 million for the three months and six months ended June 30, 2005, respectively. Sales and marketing personnel in total increased from 326 employees at June 30, 2004 to 481 employees at June 30, 2005. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners, as well as the integration of the acquisitions. Sales and marketing expense represented 38% of total revenue for the three months ended June 30, 2004 and 45% of total revenue for the three months ended June 30, 2005 and represented 39% of total revenue for the six months ended June 30, 2004 and 41% of total revenue for the six months ended June 30, 2005. The increase primarily was due to the increase in the sales force as well as the allocation of marketing and sales expenses over a relatively smaller revenue base, offset by economies of scale resulting from increases in the number and size of sales transactions. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2005 as we expand our sales and marketing efforts.
      Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $7.8 million for the three months ended June 30, 2004 to $10.6 million for the three months ended June 30, 2005, an increase of 37% and from $15.7 million for the six months ended June 30, 2004 to $20.1 million for the six months ended June 30, 2005, an increase of 29%. The increases in both fiscal 2005 periods as compared to the comparable fiscal 2004 periods were primarily due to an increase in expenses associated with the hiring and acquiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 256 employees at June 30, 2004 to 325 employees at June 30, 2005. The acquisitions of Pedestal Software and Tonic Software contributed approximately $1.3 million and $1.8 million of research and development costs for the three and six months ended June 30, 2005, respectively. Research and development expense represented 19% of total revenue for the three months ended June 30, 2004 and 23% of total revenue for the three months ended June 30, 2005. Research and development expense represented 20% of total revenue for the six months ended June 30, 2004 and 22% of total revenue for the six months ended June 30, 2005. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2005.

      General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $3.5 million for the three months ended June 30, 2004 to $5.3 million for the three months ended June 30, 2005, an increase of 52% and from $6.6 million for the six months ended June 30, 2004 to $11.4 million for the six months ended June 30, 2005, an increase of 73%. The increases in both fiscal 2005 periods as compared to the comparable fiscal 2004 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth and personnel added in our acquisitions. The increase in the comparative six month period is also due to expenses incurred to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 and the legal expenses incurred due to the Symantec litigation, which expenses were incurred primarily in the first quarter of 2005. General and administrative personnel increased from 78 employees at June 30, 2004 to 91 employees at June 30, 2005. The acquisitions of Pedestal Software and Tonic Software contributed approximately $0.3 million and $0.4 million of general and administrative expenses in the three and six months ended June 30, 2005, respectively. General and administrative expense represented 9% of total revenue for the three months ended June 30, 2004 and 12% of total revenue for the three months ended June 30, 2005. General and administrative expense represented 9% of total revenue for the six months ended June 30, 2004 and 12% of total revenue for the six months ended June 30, 2005. We expect that general and administrative expense will continue to increase through the remainder of 2005 to support our growth and due to costs associated with being a public company and compliance with new regulatory requirements, including the Sarbanes-Oxley Act of 2002.
      Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recorded an additional $3.7 million of deferred stock-based compensation relating to the options granted to former employees of Pedestal Software in connection with the acquisition of that company on March 29, 2005. We recorded an additional $4.5 million of deferred stock-based compensation relating to the restricted stock issued to the Company’s employees and directors in the three months ended June 30, 2005 under our 2002 Plan. We recognized stock-based compensation expense of $0.1 million for the three months ended June 30, 2004 and $2.0 million for the three months ended June 30, 2005. We recognized stock-based compensation expense of $0.3 million for the six months ended June 30, 2004 and $2.1 million for the six months ended June 30, 2005. Of the remaining balance of $6.4 million of deferred compensation, we expect to expense $1.4 million per quarter for the remainder of 2005.
      Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired from Computing Edge, Previo, Wise Solutions, FSLogic, Bridgewater, Tonic, and Pedestal, excluding core technology. Amortization of intangible assets increased from $681,000 for the three months ended June 30, 2004 to $952,000 for the three months ended June 30, 2005. The increase is primarily due to $191,000 of amortization related to the Pedestal acquisition and $69,000 related to the Tonic acquisition. Amortization of intangible assets increased from $1,345,000 for the six months ended June 30, 2004 to $2,017,000 for the six months ended June 30, 2005. The increase is primarily due to $138,000 related to the Tonic acquisition and $494,000 related to the Pedestal acquisition. Amortization related to the Pedestal acquisition is expected to be approximately $2.2 million for the remainder of 2005.
      Write-off of in-process research and development. Write-off of in-process research and development of $1.6 million, which was written off in the three months ended March 31, 2005, relates to the Pedestal acquisition.
      Other income (expense), net. Other income (expense), net consists generally of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $0.2 million for the three months ended June 30, 2004, which consists primarily of interest income, offset by foreign currency transaction losses and interest expense. We had other income of $10.2 million for the three months ended June 30, 2005, which consists primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense. We had other income of $0.4 million for the six months ended June 30, 2004, which consisted primarily of interest income, offset by foreign currency transaction losses and interest expense. We had other income of $10.3 million for the six months ended June 30, 2005, which consisted primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense.
      Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $2.8 million in the three months ended June 30, 2004 and $2.7 million in the three months ended June 30, 2005. The provision for income taxes was $4.9 million in the six months ended June 30, 2004 and $3.9 million in the six months ended June 30, 2005. The decrease in the provision for income taxes in the three months ended June 30, 2005 is due to the release of some valuation allowance established in prior periods and the benefit from net operating losses carried over from prior periods, offset by the increase in profitability both domestically and internationally. The decrease in the provision for income taxes in the six months ended June 30, 2005 is due to the release of some valuation allowance, the benefit from net operating losses carried over from prior periods, and the decrease in profitability.
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
      Our operating activities provided $26.2 million of cash during the six months ended June 30, 2005 and $18.6 million during the six months ended June 30, 2004. Cash provided by operating activities in the first six months of 2005 consisted primarily of net income of $6.6 million, adjusted for $8.2 million of depreciation and amortization, a $1.6 million write-off of in-process research and development costs related to the Pedestal acquisition, $2.1 million of stock-based compensation, a $2.0 million provision for doubtful accounts and other allowances, $3.6 million for a reduction of income taxes payable as a result of stock option exercises and the release of the valuation allowance, and a $0.9 million decrease in deferred income taxes. Changes in operating assets and liabilities provided $3.0 million of cash during the first six months of 2005 consisting primarily of $4.6 million increase in deferred revenue and a $1.6 million increase in accounts payable, offset by a $1.1 million increase in accounts receivable and a $1.8 million decrease in accrued salaries and benefits. Net cash used by operating activities in 2004 consisted primarily of the net income of $6.8 million, adjusted for $4.8 million of depreciation and amortization, $0.3 million of stock-based compensation and a $1.9 million provision for doubtful accounts and other allowances and $5.2 million for a reduction of income taxes payable as a result of stock option exercises, offset by a $1.2 million increase in deferred income taxes mainly due to the acquisition of FSLogic. Changes in operating assets and liabilities used $0.9 million of cash during the six months ended June 30, 2004.
      Accounts receivable, net decreased from $40.1 million as of December 31, 2004 to $38.1 million as of June 30, 2005. Accounts receivable decreased as of June 30, 2005 primarily due to lower than expected sales during the last month of the period with payment not then due. Deferred revenue increased from $42.7 million as of December 31, 2004 to $47.8 million as of June 30, 2005.

      Investing activities used $65.4 million of cash during the six months ended June 30, 2005 and provided $17.3 million of cash during the six months ended June 30, 2004. Cash used by investing activities during the six months ended June 30, 2005 consisted of $9.9 million in purchases of available-for-sale securities, $1.5 million for purchases of property and equipment, and $71.5 million for acquisitions, offset by $17.6 million in dispositions of available-for-sale securities. Cash provided in investing activities during the six months ended June 30, 2004 primarily consisted of $56.1 million in dispositions of available-for-sale securities, offset by $36.7 million in purchases of available-for-sale securities and $1.2 million for purchases of property and equipment, and $0.9 million for acquisitions.
      Financing activities provided $2.8 million of cash during the six months ended June 30, 2005 and $2.7 million of cash during the six months ended June 30, 2004. During the six months ended June 30, 2005, we received $3.4 million of cash from the exercise of stock options, offset by $0.6 million of payments on capital lease obligations. During the six months ended June 30, 2004, we received $3.3 million of cash from the exercise of stock options, offset by $0.6 million of payments on capital lease obligations.
      As of June 30, 2005, we had stockholders’ equity of $219.8 million and working capital of $113.8 million. Included in working capital is deferred revenue of $43.6 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.
Contractual Obligations and Commitments
      The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

	Payments Due by Period

		Less Than	1-3	After
	Total	1 Year	Years	3 Years

Contractual Obligations:
Capital leases	$2,790	$1,356	$1,434	$—
Operating leases	7,288	4,305	2,983	—

Total contractual obligations	$10,078	$5,661	$4,417	$—

      As of June 30, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations. We do have certain commitments related to the restructuring charge as described in Note 7 to the financial statements that will be incurred during the remainder of 2005.
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
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SAB No. 107 will have a significant adverse impact on the Company’s financial position and results of operations upon adoption of SFAS No. 123R in the first quarter of 2006.
      In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have an impact on the Company’s financial position and results of operations.
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
      An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003, 25% of our revenue in 2004, and 22% of our revenue in the six months ended June 30, 2005. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to develop, market, and sell our products and impair or eliminate a substantial revenue source.
      We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. The loss of significant revenue from HP would negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003, 31% of our revenue in 2004, and 26% of our revenue in the six months ended June 30, 2005. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business would deteriorate.
      In addition, HP has acquired a number of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings, through acquiring companies in our market or otherwise, the level of revenue we derive through our relationship with HP could decline in the future and our growth prospects could be impaired. HP has recently indicated that it will be changing the compensation structure for its sales representatives in a way that will promote the marketing and sale of HP’s acquired products. This change may adversely affect the sale of our competitive products. In addition, if HP decides to market its acquired products exclusively or otherwise significantly reduce or eliminate its marketing of our competitive products as an alternative solution for its customers, our ability to grow our HP customer business would likely be adversely affected. Furthermore, if our HP customer base perceives that such acquisitions or HP’s marketing strategies regarding its acquired products adversely affect our relationship with HP, our ability to grow our HP customer business could be adversely affected and a substantial revenue source could be impaired.
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
      Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels and sales force. Our indirect sales channels generated approximately 82% of our revenue in 2003, approximately 86% of our revenue in 2004, and approximately 82% of our revenue in the first six months ended June 30, 2005. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.
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
      Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented 69% of our revenue in 2003, 64% in 2004, and 53% of our revenue in the six months ended June 30, 2005. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.
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
      Our historical growth has placed, and our future growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998 in two offices worldwide, to 897 employees as of June 30, 2005 in 20 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and our expected future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. If we fail to recruit and retain sufficient and qualified management personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

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
      Sales to international customers represented approximately 33% of our revenue in 2003, approximately 36% of our revenue in 2004, and approximately 37% of our revenue in the six months ended June 30, 2005. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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
      From time to time, in our ongoing effort to improve business and operational processes and our internal control over financial reporting, we or our auditors have determined and may in the future determine that “significant deficiencies” or “material weaknesses” (as such terms are defined under PCAOB accounting standards) exist or that our internal control over financial reporting may otherwise require improvement. For example, in connection with the preparation of our financial statements for the period ended June 30, 2005, it was determined that the financial results for the period, as reported in our earnings release on August 3, 2005, had not correctly accounted for the stock-based compensation charge for certain stock purchase rights approved and issued during the period. In the process of determining the adjustments to be made to our financial statements, management identified certain control deficiencies in our internal control over financial reporting relating to the accounting for the compensation charge. Also, during the quarter ended September 30, 2004, we experienced internal systems errors related to an implementation of a new license management portal, which delayed the shipping of license keys on orders received late in the quarter. In the process of investigating these systems errors, management identified certain control deficiencies in our internal control over financial reporting relating to the systems errors.
      While we believe that we have taken or are taking appropriate steps to remediate control deficiencies we have encountered in the past, such as those described above, we may encounter additional control deficiencies in one or more periods in the future. Moreover, if control deficiencies exist in our internal control over information systems, including that which we have previously identified and have sought or are seeking to remediate, our ability to reliably provide financial statements in accordance with GAAP could be impaired, which would lead to a loss of investor and customer confidence and a sustained material decline in our stock price.
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
      Our business is principally transacted in United States Dollars. During the year ended December 31, 2004, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. During the six months ended June 30, 2005, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Estonia, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of June 30, 2005, we had no hedging contracts outstanding. At June 30, 2005, we had $139.5 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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
      Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, or the Evaluation Date (June 30, 2005), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
      Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      During the preparation of the financial statements for the period ended June 30, 2005, it was determined that the financial results for the period, as reported in our earnings release on August 3, 2005, had not properly accounted for the compensation expense for certain restricted stock awards approved and issued to employees during the period. As a result, our earnings release reported a higher stock-compensation charge and, correspondingly, a lower earnings per share figure on a GAAP basis than what should have been reported. The financial statements contained in this report have been adjusted to reflect a net increase to our after-tax net income in the amount of $411,000 and a net increase in earnings per share of $.01 per diluted share. In the course of determining the proper adjustments, management has identified certain control deficiencies in our internal control over financial reporting relating to the accounting for the compensation charge. We have since taken steps to make improvements to our internal control over financial reporting that we believe will remediate these control deficiencies and enhance the reliability of our internal control over financial reporting.
      Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2005, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that the control deficiencies identified above or other control deficiencies, either individually or in combination, constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate these control deficiencies before December 31, 2005, and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      In December 1999, the Company commenced a patent infringement suit against Symantec Corporation, or Symantec, in the United States District Court for the District of Utah (the “Utah Action”). In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas (the “Texas Action”). In May 2005, the Company, Symantec, and PowerQuest entered into a settlement agreement that resolved all claims brought by the parties in the Utah Action and the Texas Action, respectively, and both cases have been dismissed with prejudice.
      The Company is involved in other claims that arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

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
      We made no repurchase of our shares during the three and six months ended June 30, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      We held the 2005 Annual Meeting of Stockholders on May 10, 2005 in Lindon, Utah.
      At the 2005 Annual Meeting of Stockholders, the stockholders elected the following individuals to the Board of Directors to serve until the 2008 Annual Meeting of Stockholders, and until their successors are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Withheld

Jay C. Hoag	24,809,748	703,739
V. Eric Roach	24,815,239	698,248
      Messrs. Butterfield, Filler, Levinthal and Sunday are each serving a term as a director which continues after the 2005 Annual Meeting of Stockholders.
      Finally, at the 2005 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the 2005 fiscal year. There were 25,388,436 votes cast for the ratification, 125,051 votes cast against the ratification and no abstentions. There were no broker non-votes with respect to this matter.

ITEM 5.	OTHER INFORMATION
      Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of June 30, 2005, to our knowledge, Gregory S. Butterfield, President and Chief Executive Officer and Chairman of Altiris, and Stephen C. Erickson, Vice President and Chief Financial Officer, Dwain A. Kinghorn, Chief Technology and Strategy Officer and Poul E. Nielsen, Vice President, Corporate Development, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.
      On May 18, 2005, the Compensation Committee of our Board of Directors approved a grant of 4,166 shares of restricted stock to each of the non-employee members of our Board of Directors in lieu of stock options as compensation for their service as members of our Board of Directors. The shares of restricted stock have a per share purchase price equal to the par value of one share of our common stock, which is $0.0001 and are restricted by a repurchase right that expires in February of 2006. The repurchase right allows us to repurchase the restricted stock at the original purchase price in the event the holder ceases to serve on our Board of Directors prior to February 2006.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

Exhibit
Number		Description of Document

2	.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3	.2(A)	Amended and Restated Bylaws of the Registrant currently in effect.

4	.1(B)	Specimen Common Stock Certificate.

4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10	.2A(B)	1998 Stock Option Plan.

10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10	.3A(C)	2002 Stock Plan, as amended.

10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10	.3C	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan

10	.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10	.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10	.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10	.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

Exhibit
Number		Description of Document

10	.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10	.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10	.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10	.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10	.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10	.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10	.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10	.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10	.6H	Seventh Amendment to Lease Agreement, dated December 31, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10	.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10	.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10	.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10	.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

Exhibit
Number		Description of Document

10	.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10	.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10	.8(S)	2005 Stock Plan.

31.1		Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/ A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

/s/ Stephen C. Erickson

Stephen C. Erickson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 10, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3	.2(A)	Amended and Restated Bylaws of the Registrant currently in effect.

4	.1(B)	Specimen Common Stock Certificate.

4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10	.2A(B)	1998 Stock Option Plan.

10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10	.3A(C)	2002 Stock Plan, as amended.

10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10	.3C	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10	.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10	.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10	.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10	.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10	.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10	.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10	.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10	.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10	.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

Exhibit
Number		Description of Document

10	.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10	.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10	.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10	.6H	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10	.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10	.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10	.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10	.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10	.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10	.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10	.8(S)	2005 Stock Plan.

31.1		Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/ A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.