Form 10-Q
period 2005-09-30
ALTIRIS INC
filed 2005-11-09
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

There were 28,277,936 shares of the registrant’s common stock, par value $0.0001, outstanding as of November 7, 2005.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit Index
EXHIBIT 10.7F
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except par value amounts)

	September 30,	December 31,
	2005	2004

ASSETS
Currents assets:
Cash and cash equivalents	$109,355	$122,988
Available-for-sale securities	34,737	60,459
Accounts receivable, net of allowances of $4,382 and $2,736, respectively	38,762	40,056
Prepaid expenses and other current assets	3,174	4,171
Deferred tax asset	1,000	1,757

Total current assets	187,028	229,431
Property and equipment, net	6,851	5,713
Intangible assets, net	37,053	26,516
Goodwill	67,504	16,425
Other assets	289	157

Total assets	$298,725	$278,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,466	$994
Accounts payable	1,621	2,661
Accrued salaries and benefits	11,414	12,106
Other accrued expenses	5,882	13,951
Deferred revenue	45,414	38,007

Total current liabilities	65,797	67,719
Capital lease obligations, net of current portion	1,687	871
Other accrued expenses, non-current	57	—
Deferred tax liability, non-current	1,984	2,755
Deferred revenue, non-current	4,613	4,689

Total liabilities	74,138	76,034

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized; 28,174 and 27,156 shares outstanding, respectively	3	3
Additional paid-in capital	215,850	194,789
Deferred compensation	(4,877)	(255)
Accumulated other comprehensive income	(380)	444
Retained earnings	13,991	7,227

Total stockholders’ equity	224,587	202,208

Total liabilities and stockholders’ equity	$298,725	$278,242

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenue:
Software	$26,170	$24,768	$80,951	$75,046
Services	22,605	15,928	61,088	43,085

Total revenue	48,775	40,696	142,039	118,131

Cost of revenue:
Software	315	292	578	839
Amortization of acquired intellectual property	2,294	1,341	6,713	3,409
Services (excluding stock-based compensation)	6,577	5,587	19,263	14,779

Total cost of revenue	9,186	7,220	26,554	19,027

Gross profit	39,589	33,476	115,485	99,104

Operating expenses:
Sales and marketing (excluding stock-based compensation)	19,602	15,921	57,991	46,361
Research and development (excluding stock-based compensation)	9,919	7,916	30,060	23,573
General and administrative (excluding stock-based compensation)	4,869	3,600	16,251	10,184
Stock-based compensation*	2,699	153	4,794	456
Restructuring charge	2,019	—	2,019	—
Amortization of intangible assets	997	687	3,014	2,032
Write-off of in-process research and development	—	—	1,600	—

Total operating expenses	40,105	28,277	115,729	82,606

Income (Loss) from operations	(516)	5,199	(244)	16,498

Other income (expense):
Interest income, net	839	547	2,324	1,364
Other income (expense), net	(75)	75	8,694	(330)

Other income, net	764	622	11,018	1,034

Income before income taxes	248	5,821	10,774	17,532
Provision for income taxes	(116)	(2,432)	(4,011)	(7,356)

Net income	$132	$3,389	$6,763	$10,176

Basic net income per common share	$0.00	$0.13	$0.25	$0.39

Diluted net income per common share	$0.00	$0.12	$0.24	$0.37

Basic weighted average common shares outstanding	27,705	26,695	27,482	26,385
Diluted weighted average common shares outstanding	28,288	27,840	28,451	27,591

Other comprehensive income, net of tax effects:
Net income	$132	$3,389	$6,763	$10,176
Unrealized gain (loss) on available-for-sale securities	8	146	39	(84)
Foreign currency translation adjustments	(48)	124	(864)	140

Comprehensive income	$92	$3,659	$5,938	$10,232

*Stock-based compensation:
Cost of services revenue	$27	$—	$113	$—
Sales and marketing	1,013	87	1,957	263
Research and development	735	16	1,293	48
General and administrative	924	50	1,431	145
	$2,699	$153	$4,794	$456

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months
	Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$6,763	$10,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,382	7,602
Stock-based compensation	4,794	456
Provision for doubtful accounts and other allowances	3,175	2,486
Write-off of in-process research and development	1,600	—
Reduction of income taxes payable as a result of stock option exercises and release of valuation allowance	3,402	7,340
Deferred income taxes	(2,235)	(1,275)
Restructuring charges	2,019	—
Cash payments of restructuring charges	(1,550)	—
Gain on sale of available-for-sale securities	(29)	(7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,987)	(10,993)
Prepaid expenses and other current assets	876	(155)
Other assets	4	(5)
Accounts payable	(1,306)	(244)
Accrued salaries and benefits	(1,651)	2,111
Other accrued expenses	(2,925)	2,385
Deferred revenue	6,836	12,736

Net cash provided by operating activities	29,168	32,613

Cash flows from investing activities:
Purchase of property and equipment	(1,465)	(1,834)
Purchase of available-for-sale securities	(15,003)	(39,056)
Disposition of available-for-sale securities	40,795	72,861
Cash paid in acquisitions, net of cash received	(71,521)	(2,904)

Net cash (used in) provided by investing activities	(47,194)	29,067

Cash flows from financing activities:
Principal payments under capital lease obligations	(961)	(936)
Net proceeds from the issuance of common shares	5,424	5,250

Net cash provided by financing activities	4,463	4,314

Net increase (decrease) in cash and cash equivalents	(13,563)	65,994
Effect of foreign exchange rates on cash and cash equivalents	(70)	247
Cash and cash equivalents, beginning of period	122,988	61,581

Cash and cash equivalents, end of period	$109,355	$127,822

Supplemental disclosure of cash flow information:
Cash paid for interest	$452	$186
Cash paid for income taxes	$5,680	$576
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$2,247	$1,031
Unrealized gain (loss) on available-for-sale securities	$39	$(84)
Supplemental disclosure of acquisition activity:
Fair value of assets acquired, excluding cash acquired	$78,800	$6,948
Previously accrued purchase price for Tonic	5,116	—
Liabilities assumed, net of payments made	(9,763)	(2,310)
Settlement of obligation between the parties	—	(204)
Value of common shares issued	—	(1,530)
Deferred compensation	3,677	—
Fair value of options issued	(6,309)	—

Cash paid for acquisition	$71,521	$2,904

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

Cash and cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $70.5 million and $106.1 million as of September 30, 2005 and December 31, 2004, respectively.

Available-for-sale investment securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. When securities are sold, their cost is determined based on the specific identification method. A realized gain of $12,000 and realized gain of $17,000 for the three months ended September 30, 2005 and 2004, respectively, and a realized gain of $29,000 and a realized gain of $7,000 for the nine months ended September 30, 2005 and 2004, respectively, have been recognized as a component of other income (expense), net.

Available-for-sale securities as of September 30, 2005 are summarized as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$24,157	$—	$(154)	$24,003
Corporate debt	9,337	19	(37)	9,319
Equities	1,258	157	—	1,415

Total available-for-sale securities	$34,752	$176	$(191)	$34,737

Available-for-sale securities as of December 31, 2004 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$51,424	$1	$(217)	$51,208
Corporate debt	7,864	51	(6)	7,909
Equities	1,228	114	—	1,342

Total available-for-sale securities	$60,516	$166	$(223)	$60,459

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

The Company licenses its IT lifecycle management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. VSOE for AUP and services is established based on the price charged when the same element is sold separately. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller, or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

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

Intangible assets

Intangible assets represent acquired customer relationships, core technology, trademark and trade name, and non-compete agreements. The intangible assets, other than trademark and trade name acquired in the Wise acquisition that have an indefinite useful life and customer relationships acquired in the Pedestal acquisition that are being amortized on an accelerated basis, are being amortized using the straight-line method over estimated useful lives of 18 months to 6 years. Amortization of acquired intellectual property is classified as a cost of revenue in the accompanying statements of operations. Amortization of all other intangible assets is classified as an operating cost.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

As of September 30, 2005, management did not consider any of the Company’s long-lived assets to be impaired.

Goodwill

Goodwill resulted from the Company’s acquisition of Wise and Pedestal, and the indefinite-lived trademark and trade name resulted from the Company’s acquisition of Wise. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and indefinite lived intangible assets. Instead, goodwill and indefinite lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of September 30, 2005, management did not consider goodwill or indefinite lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Translation of foreign currencies

The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income, which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income, net and amounted to a loss of $83,000 for the three months ended September 30, 2005, a gain of $40,000 for the three months ended September 30, 2004, loss of $1,055,000 for the nine months ended September 30, 2005, and a loss of $365,000 for the nine months ended September 30, 2004.

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

As of September 30, 2005, the Company has released valuation allowance attributable to deferred tax assets expected to be utilized in the current year, providing a benefit to the provision of $0.1 million and $0.3 million in the three months ended September 30, 2005 and in the nine months ended September 30, 2005, respectively. The Company has provided a valuation allowance of $1.6 million against certain net operating losses acquired in an acquisition because it is more likely than not that some or all of the deferred tax assets may not be realized due to certain IRC 382 limitations.

Stock-based compensation

The Company accounts for its stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. Pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Company amortizes the compensation expense over the vesting period on an accelerated basis.  During the third quarter of 2005, the Company recorded a stock-based compensation charge of $0.8 million from the acceleration of vesting terms of certain options.  These modifications were unrelated to the restructuring charge as noted in Note 8.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options and restricted stock granted under the fair value method prescribed by SFAS No. 123. The following is the pro forma disclosure and the related impact on net income and net income per common share for the three months and nine months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$132	$3,389	$6,763	$10,176
Add: Stock-based employee compensation expense included in reported net income	2,699	153	4,794	456
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(8,251)	(4,553)	(17,423)	(11,866)

Pro forma net loss	$(5,420)	$(1,013)	$(5,866)	$(1,234)

Basic net income (loss) per common share:
As reported	$—	$0.13	$0.25	$0.39
Pro forma	$(0.20)	$(0.04)	$(0.21)	$(0.05)
Diluted net income (loss) per common share:
As reported	$—	$0.12	$0.24	$0.37
Pro forma	$(0.20)	$(0.04)	$(0.21)	$(0.05)

The weighted-average fair value of the options and restricted stock granted under the plans in the three months ended September 30, 2005 and 2004 and in the nine months ended September 30, 2005 and 2004 was $13.50, $20.70, $18.90, and $24.24, respectively. The fair value of the stock options and restricted stock is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Expected life (years)	3.3	6.0	4.5	6.0
Risk-free interest rate	4.01%	3.36%	3.87%	3.09%
Weighted-average volatility	120%	139%	125%	139%
Dividend yield	—%	—%	—%	—%

The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 was $1.66, $2.80, $1.66, and $2.80, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Expected life (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	3.78%	1.91%	3.78%	1.91%
Weighted-average volatility	36%	38%	36%	38%
Dividend yield	—%	—%	—%	—%

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

Common share equivalents consist of shares issuable upon the exercise of stock options. During the three and nine months ended September 30, 2005, there were 1,289,000 outstanding common share equivalents with a weighted average exercise price of $24.88 that were not included in the computation of Diluted EPS. During the three and nine months ended September 30, 2004, there were 222,000 outstanding common share equivalents with a weighted average exercises price of $35.23 that were not included in the computation of Diluted EPS.

The following table summarizes the Company’s share computations for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Basic Weighted Average Shares Outstanding:	27,705	26,695	27,482	26,385
Dilutive Effect of Stock Options and Unvested Restricted Common Stock	579	1,141	965	1,202
Dilutive Effect of the Employee Stock Purchase Plan	4	4	4	4

Diluted Weighted Average Shares Outstanding:	28,288	27,840	28,451	27,591

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

The following purchase price and allocation among the tangible and identifiable intangible assets and liabilities acquired (including acquired in-process technology) is summarized as follows (in thousands):

Cash consideration	$67,662
Options issued	6,309
Acquisition costs	3,115

Total purchase price	$77,086

The Company assumed all unvested Pedestal options as of the date of the acquisition, which were converted into options to purchase approximately 257,172 of the Company’s common stock. The fair value of the options assumed was determined using the Black-Scholes option pricing model with the following inputs: risk-free interest rate of 4.17%, an expected life of 4 years, volatility of 131%, zero dividend rate, and the fair value of the Company’s common stock as of March 29, 2005. The intrinsic value of these options on the date of the Pedestal acquisition totaled $3,677,000 and will be recognized as compensation expense in future periods. The Company recognized $1.5 million and $2.2 million of compensation expense related to these options in the three and nine months ended September 30, 2005, respectively.

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

		Amortization
	Amount	Period

Net tangible assets, including cash of $4,372	$8,745
Net tangible liabilities	(9,763)
Intangible assets:
Goodwill	52,057	Indefinite
Core technology	16,500	5 years
Deferred compensation	3,677	2-3 years
Customer relationships	3,500	5 years
In-process research and development	1,600	Expensed
Non-compete agreements	500	2 years
Trademark and trade name	270	1 year

Purchase Price	$77,086

The following unaudited pro forma information presents the results of operations for the three and nine months ended September 30, 2004 as if the acquisition occurred as of January 1, 2004 after giving effect to certain adjustments, including, but not limited to, amortization of intangible assets, interest income, tax adjustments, and entries to conform Pedestal to the Company’s accounting policies. The $1.6 million write-off for in-process research and development has been included in the pro forma results. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, nor are they indicative of future results. As a result, the unaudited pro forma net results and the pro forma per share amounts do not purport to represent what the Company’s results of operations would have been if the acquisition of Pedestal had occurred at the beginning of the period, and is not intended to project the Company’s results of operations for any future period (in thousands, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004

Net revenues	$42,071	$121,506
Net income	$1,214	$1,848
Basic net income per share	$0.05	$0.07
Diluted net income per share	$0.04	$0.07

No pro forma information is provided for the same periods in 2005 as the significant operating items were already included in the Company’s Statement of Operations.

(5)           Commitments and contingencies

Warranties

The Company generally warrants in certain of its negotiated license agreements that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days following delivery of the products. Additionally, the Company warrants that maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value on its product and service warranties is minimal. Accordingly, no liabilities have been recorded for product or service warranties at September 30, 2005.

Indemnifications

Certain of the Company’s negotiated license agreements include a limited indemnification provision for claims by third-parties relating to the Company’s rights to use and distribute its products, as well as for claims of personal injury and property damage. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At September 30, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

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

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of its software products to certain customers. The Company periodically performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenue:
Hewlett Packard	10%	28%	20%	32%
Dell	33%	23%	26%	24%

	September 30,	December 31,
	2005	2004

Accounts receivable:
Hewlett-Packard	10%	20%
Dell	26%	14%

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

Revenue from customers located outside the United States accounted for 33% and 34% of total revenue for the three months ended September 30, 2005 and 2004, respectively, and 36% and 33% for the nine months ended September 30, 2005 and 2004, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of September 30, 2005.

The following table presents revenue by geographic areas (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Domestic operations:
Domestic customers	$32,544	$27,020	$91,028	$78,918
International customers	1,617	1,907	6,093	5,880

Total	34,161	28,927	97,121	84,798

International operations:
Europe customers	12,424	9,974	37,852	27,858
Other customers	2,190	1,795	7,066	5,475

Total	14,614	11,769	44,918	33,333

Consolidated revenue	$48,775	$40,696	$142,039	$118,131

(7)                                 Other income

Other income generally consists primarily of interest income, net of interest expense, and foreign exchange gains or losses. In the nine months ended September 30, 2005, the Company had other income of $11.0 million. Other income in this period included a $10.0 million litigation settlement that is a non-recurring benefit.

(8)                              Restructuring charge

During the quarter ended September 30, 2005, the Company recorded a restructuring charge and accrual of $2.0 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout the Company’s workforce.

Pursuant to the restructuring plan, the Company notified 86 employees that their employment would be terminated. As of September 30, 2005, 58 of these employees had left the Company. As of September 30, 2005, $1.6 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, the Company determined that office space in one location in Landau Germany was no longer required.  This office space, as of September 30, 2005 was still in use and therefore no costs to vacate or consolidate facilities have been accrued.  It is projected the Company will terminate use of this office space prior to December 31, 2005.

The following summarizes the restructuring plan activity as it relates to the employee severance and other related benefits as of September 30, 2005 (in thousands):

Restructuring liability as of June 30, 2005	$—
Additional Restructuring Charge	2,019
Cash payments	(1,550)
Restructuring liability as of September 30, 2005	$469

ITEM 2         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 36% of our total revenue in the nine months ended September 30, 2005, 34% of our total revenue in the year ended 2004, and 33% of our total revenue in the year ended 2003. As of September 30, 2005, we had sales people located internationally in Australia, Belgium, Denmark, France, Germany, Japan, Mexico, the Netherlands, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

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

License revenue

We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of September 30, 2005, we had $50.0 million of deferred revenue.

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

We provided a valuation allowance on our U.S. net deferred tax assets as of December 31, 2004. The valuation allowance was recorded due to the uncertainties regarding our future operating profitability, our limited operating history, and the high volatility of the industry in which we operate. As of September 30, 2005, we have overcome some of these uncertainties and earned sufficient operating income to utilize a portion of our deferred tax assets and released a portion of this valuation allowance. The benefit associated with the release of the valuation allowance attributable to stock option tax deductions was recorded as an increase to additional paid-in-capital, with the residual balance recorded as a decrease to the current quarter tax provision on the statement of operations through the effective rate. We continue to maintain a valuation allowance of approximately $1.6 million against certain net operating losses provided in certain acquisitions because it is more likely than not that some or all of the deferred tax assets may not be realized due to certain IRC 382 limitations. We continue to have a significant number of outstanding stock options that are expected to result in a significant reduction of future taxable income when the employees exercise such options.

Limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During 2004, we eliminated the accumulated deficit of $9.5 million as of December 31, 2003 and have retained earnings of $14.0 million as of September 30, 2005.

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

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenues:
Software	54%	61%	57%	64%
Services	46	39	43	36

Total revenue	100	100	100	100

Cost of Revenue:
Software	1	1	—	1
Amortization of acquired intellectual property	5	3	5	3
Services	13	14	14	12

Total cost of revenue	19	18	19	16

Gross Profit	81	82	81	84

Operating Expenses:
Sales and marketing	40	39	41	39
Research and development	20	19	21	20
General and administrative	10	9	11	9
Stock-based compensation	6	—	3	—
Restructuring charge	4	—	2	—
Write-off of in-process research and development	—	—	1	—
Amortization of intangibles	2	2	2	2

Total operating expenses	82	69	81	70

Income (loss) from operations	(1)	13	—	14
Other income (expense), net	1	1	8	1
Provision for income taxes	—	(6)	(3)	(6)

Net income	—%	8%	5%	9%

Revenue

Our total revenue increased from $40.7 million for the three months ended September 30, 2004 to $48.8 million for the three months ended September 30, 2005, representing growth of 20% and from $118.1 million for the nine months ended September 30, 2004 to $142.0 million for the nine months ended September 30, 2005, representing growth of 20%. Revenue from customers outside of the United States increased from $13.7 million for the three months ended September 30, 2004 to $16.2 million for the three months ended September 30, 2005, representing growth of 19%, and from $39.2 million for the nine months ended September 30, 2004 to $51.0 million for the nine months ended September 30, 2005, representing growth of 30%. Sales to HP and Dell accounted for 28% and 23% of our total revenue for the three months ended September 30, 2004, respectively, and 10% and 33% of our total revenue for the three months ended September 30, 2005, respectively, and 32% and 24% of our total revenue for the nine months ended September 30, 2004, respectively and 20% and 26% of our total revenue for the nine months ended September 30, 2005, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.

Software. Our software revenue increased from $24.8 million for the three months ended September 30, 2004 to $26.2 million for the three months ended September 30, 2005, representing growth of 6%. The increase in the three months ended September 30, 2005 as compared to the comparable fiscal 2004 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces. Our software revenue also increased due to the acquisition of Pedestal Software in March 2005, which contributed to our software revenue in the three months ended September 30, 2005.

Our software revenue increased from $75.0 million for the nine months ended September 30, 2004 to $81.0 million for the nine months ended September 30, 2005, representing growth of 8%. The increase during the nine months ended September 20, 2005 as compared to the comparable fiscal 2004 period was primarily due to the expansion of our product offering and an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces. Our software revenue also increased due to the acquisition of Pedestal Software which contributed to our software revenue in the nine months ended September 30, 2005, with $2.4 million recorded in the first quarter of 2005.

Services. Services revenue increased from $15.9 million for the three months ended September 30, 2004 to $22.6 million for the three months ended September 30, 2005, representing an increase of 42%. The $6.7 million increase in services revenue in the three months ended September 30, 2005 as compared to the comparable period of 2004 was due to an increase of $4.3 million of new and renewed AUP associated with the increase in software license revenue and $2.4 million in consulting and training revenue due to more service engagements purchased. The acquisitions of Pedestal Software in March 2005 and Tonic Software in December 2004 also contributed to the increase in services revenue.

Services revenue increased from $43.1 million for the nine months ended September 30, 2004 to $61.1 million for the nine months ended September 30, 2005, representing an increase of 42%. The $18.0 million increase was primarily due to $12.9 million of new and renewed AUP associated with the increase in software license revenue and to an increase of $5.1 in consulting and training revenue. The services revenue recorded from the acquisitions of Pedestal Software and Tonic Software also contributed to the increase in services revenue for the nine months ended September 30, 2005.

Cost of revenue

Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $1.6 million for the three months ended September 30, 2004 to $2.6 million for the three months ended September 30, 2005, representing an increase of 60%. The increase was due to a $1.0 million increase in amortization of acquired intellectual property.

Our cost of software license revenue increased from $4.2 million for the nine months ended September 30, 2004 to $7.3 million for the nine months ended September 30, 2005, representing an increase of 72%. The increase in amortization of acquired intellectual property is due to the acquired intellectual property from the acquisitions of FSLogic, Pedestal, Tonic, and Wise.

Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services and training personnel. Our cost of services revenue increased from $5.6 million for the three months ended September 30, 2004 to $6.6 million for the three months ended September 30, 2005. The increase in our cost of services revenue was due to an increase of $1.0 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements. Cost of services revenue represented 35% of services revenue for the three months ended September 30, 2004 and 29% for the three months ended September 30, 2005.

Our cost of services revenue increased from $14.8 million for the nine months ended September 30, 2004 to $19.3 million for the nine months ended September 30, 2005. The increase in our cost of services revenue was primarily due to an increase of $4.5 million in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 34% of services revenue for the nine months ended September 30, 2004 and 32% of services revenue for the nine months ended September 30, 2005. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $15.9 million for the three months ended September 30, 2004 to $19.6 million for the three months ended September 30, 2005, an increase of 23%, and from $46.4 million for the nine months ended September 30, 2004 to $58.0 million for the nine months ended September 30, 2005, an increase of 25%. The increases in both fiscal 2005 periods as compared to the comparable 2004 fiscal periods was primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, and the increased headcount and expenses from the acquisitions of Pedestal Software and Tonic Software, which contributed expenses of approximately $0.4 million and $2.5 million for the three months and nine months ended September 30, 2005, respectively. Sales and marketing personnel in total increased from 244 employees at September 30, 2004 to 338 employees at September 30, 2005. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners, as well as the integration of the acquisitions. Sales and marketing expense represented 39% of total revenue for the three months ended September 30, 2004 and 40% of total revenue for the three months ended September 30, 2005 and represented 39% of total revenue for the nine months ended September 30, 2004 and 41% of total revenue for the nine months ended September 30, 2005. The increase primarily was due to the increase in the sales force as well as the allocation of sales and marketing expenses over a relatively smaller revenue base, offset by economies of scale resulting from increases in the number and size of sales transactions. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to increase modestly in absolute dollars during 2005 as we expand our sales and marketing efforts.

Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $7.9 million for the three months ended September 30, 2004 to $9.9 million for the three months ended September 30, 2005, an increase of 25% and from $23.6 million for the nine months ended September 30, 2004 to $30.1 million for the nine months ended September 30, 2005, an increase of 28%. The increases in both fiscal 2005 periods as compared to the comparable fiscal 2004 periods were primarily due to an increase in expenses associated with the hiring and acquiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 259 employees at September 30, 2004 to 298 employees at September 30, 2005. The acquisitions of Pedestal Software and Tonic Software contributed approximately $0.9 million and $2.7 million of research and development costs for the three and nine months ended September 30, 2005, respectively. Research and development expense represented 19% of total revenue for the three months ended September 30, 2004 and 20% of total revenue for the three months ended September 30, 2005. Research and development expense represented 20% of total revenue for the nine months ended September 30, 2004 and 21% of total revenue for the nine months ended September 30, 2005. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2005.

General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $3.6 million for the three months ended September 30, 2004 to $4.9 million for the three months ended September 30, 2005, an increase of 35% and from $10.2 million for the nine months ended September 30, 2004 to $16.3 million for the nine months ended September 30, 2005, an increase of 60%. The increases in both fiscal 2005 periods as compared to the comparable fiscal 2004 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth and personnel added in our acquisitions. The increase in the comparative six month period is also due to expenses incurred to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 and the legal expenses incurred due to the Symantec litigation, which expenses were incurred primarily in the first quarter of 2005. General and administrative personnel increased from 76 employees at September 30, 2004 to 96 employees at September 30, 2005. The acquisitions of Pedestal Software and Tonic Software contributed approximately $26,000 and $446,000 of general and administrative expenses in the three and nine months ended September 30, 2005, respectively. General and administrative expense represented 9% of total revenue for the three months ended September 30, 2004 and 10% of total revenue for the three months ended September 30, 2005. General and administrative expense represented 9% of total revenue for the nine months ended September 30, 2004 and 11% of total revenue for the nine months ended September 30, 2005. We expect that general and administrative expense will continue to increase through the remainder of 2005 to support our growth and due to costs associated with being a public company and compliance with new regulatory requirements, including the Sarbanes-Oxley Act of 2002.

Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recorded an additional $3.7 million of deferred stock-based compensation relating to the options granted to former employees of Pedestal Software in connection with the acquisition of that company on March 29, 2005. We recorded an additional $4.5 million and $1.4 million of deferred stock-based compensation relating to the restricted stock issued to the Company’s employees and directors in the three months ended June 30, 2005 and September 30, 2005, respectively, under our 2002 Plan. We recognized stock-based compensation expense of $0.2 million for the three months ended September 30, 2004 and $2.7 million for the three months ended September 30, 2005. We recognized stock-based compensation expense of $0.5 million for the nine months ended September 30, 2004 and $4.8 million for the nine months ended September 30, 2005. Of the remaining balance of $4.9 million of deferred compensation, we expect to expense $1.3 million in the last quarter of 2005.

Restructuring charge. During the quarter ended September 30, 2005, we recorded a restructuring charge and accrual of $2.0 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout our workforce.

Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of September 30, 2005, 58 of these employees had left our employment. As of September 30, 2005, $1.6 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, we determined that office space in one location in Landau Germany was no longer required.  This office space, as of September 30, 2005 was still in use and therefore no costs to vacate or consolidate facilities have been accrued.  It is projected we will terminate use of this office space prior to December 31, 2005.

Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired from Computing Edge, Previo, Wise Solutions, FSLogic, Bridgewater, Tonic, and Pedestal, excluding core technology. Amortization of intangible assets increased from $0.7 million for the three months ended September 30, 2004 to $1.0 million for the three months ended September 30, 2005. The increase is primarily due to $0.3 million of amortization related to the Pedestal acquisition and $0.1 million related to the Tonic acquisition. Amortization of intangible assets increased from $2.0 million for the nine months ended September 30, 2004 to $3.0 million for the nine months ended September 30, 2005. The increase is primarily due to $0.2 million related to the Tonic acquisition and $0.7 million related to the Pedestal acquisition. Amortization related to the Pedestal acquisition is expected to be approximately $0.4 million for the remainder of 2005.

Write-off of in-process research and development. Write-off of in-process research and development of $1.6 million, which was written off in the three months ended March 31, 2005, relates to the Pedestal acquisition.

Other income (expense), net. Other income (expense), net consists generally of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $0.6 million for the three months ended September 30, 2004, which consists primarily of interest income, offset by foreign currency transaction losses and interest expense. We had other income of $0.8 million for the three months ended September 30, 2005, which consists primarily of interest income, offset by foreign currency transaction losses and interest expense. We had other income of $1.0 million for the nine months ended September 30, 2004, which consisted primarily of interest income, offset by foreign currency transaction losses and interest expense. We had other income of $11.0 million for the nine months ended September 30, 2005, which consisted primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense.

Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $2.4 million in the three months ended September 30, 2004 and $0.1 million in the three months ended September 30, 2005. The provision for income taxes was $7.4 million in the nine months ended September 30, 2004 and $4.0 million in the nine months ended September 30, 2005. The decrease in the provision for income taxes in the three months ended September 30, 2005 is due to the release of some valuation allowance established in prior periods, the benefit from net operating losses carried over from prior periods, and the decrease in taxable income. The decrease in the provision for income taxes in the nine months ended September 30, 2005 is due to the release of some valuation allowance, the benefit from net operating losses carried over from prior periods, and the decrease in profitability.

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

Our operating activities provided $29.2 million of cash during the nine months ended September 30, 2005 and $32.6 million during the nine months ended September 30, 2004. Cash provided by operating activities in the first nine months of 2005 consisted primarily of net income of $6.8 million, adjusted for $12.4 million of depreciation and amortization, a $1.6 million write-off of in-process research and development costs related to the Pedestal acquisition, $4.8 million of stock-based compensation, a $3.2 million provision for doubtful accounts and other allowances, $3.4 million for a reduction of income taxes payable as a result of stock option exercises and the release of the valuation allowance, $2.0 million in restructuring charges, $1.6 million in cash payments of restructuring charges, and a $2.2 million decrease in deferred income taxes. Changes in operating assets and liabilities used $1.2 million of cash during the first nine months of 2005 consisting primarily of a $1.3 million decrease in accounts payable, a $3.0 million increase in accounts receivable, a $2.9 million decrease in other accrued expenses, and a $1.7 million decrease in accrued salaries and benefits, offset by a $6.8 million increase in deferred revenue. Net cash used by operating activities in 2004 consisted primarily of the net income of $10.2 million, adjusted for $7.6 million of depreciation and amortization, $0.5 million of stock-based compensation, a $2.5 million provision for doubtful accounts and other allowances, and $7.3 million for a reduction of income taxes payable as a result of stock option exercises, offset by a $1.3 million increase in deferred income taxes mainly due to the acquisition of FSLogic. Changes in operating assets and liabilities provided $5.8 million of cash during the nine months ended September 30, 2004.

Accounts receivable, net decreased from $40.1 million as of December 31, 2004 to $38.8 million as of September 30, 2005. Accounts receivable decreased as of September 30, 2005 primarily due to lower than expected sales during the last month of the period with payment not then due. Deferred revenue increased from $42.7 million as of December 31, 2004 to $50.0 million as of September 30, 2005.

Investing activities used $47.2 million of cash during the nine months ended September 30, 2005 and provided $29.1 million of cash during the nine months ended September 30, 2004. Cash used by investing activities during the nine months ended September 30, 2005 consisted of $15.0 million in purchases of available-for-sale securities, $1.5 million for purchases of property and equipment, and $71.5 million for acquisitions, offset by $40.8 million in dispositions of available-for-sale securities. Cash provided in investing activities during the nine months ended September 30, 2004 primarily consisted of $72.9 million in dispositions of available-for-sale securities, offset by $39.1 million in purchases of available-for-sale securities, $1.8 million for purchases of property and equipment, and $2.9 million for acquisitions.

Financing activities provided $4.5 million of cash during the nine months ended September 30, 2005 and $4.3 million of cash during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we received $5.4 million of cash from the exercise of stock options, offset by $0.9 million of payments on capital lease obligations. During the nine months ended September 30, 2004, we received $5.2 million of cash from the exercise of stock options, offset by $0.9 million of payments on capital lease obligations.

As of September 30, 2005, we had stockholders’ equity of $224.6 million and working capital of $121.2 million. Included in working capital is deferred revenue of $45.4 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2005 (in thousands):

	Payments Due by Period
		Less Than	1-3	After
	Total	1 Year	Years	3 Years

Contractual Obligations:
Capital leases	$3,376	$1,606	$1,770	$—
Operating leases	6,141	4,063	2,078	—

Total contractual obligations	$9,517	$5,669	$3,848	$—

As of September 30, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payments. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual reporting period beginning after June 15, 2005, which is the first quarter of the Company’s year ending December 31, 2006. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees for disclosure purposes. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has determined to continue using the Black-Scholes model to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have an impact on the Company’s financial position and results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. The adoption of SFAS 154 did not have an impact on the Company’s results of operations or financial position.

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

If Microsoft significantly increases its market share in the systems management software market, the demand for our products and our ability to increase our market penetration could be adversely affected.

Microsoft has delivered expanded offerings in the systems management software market that compete with our products and has announced its intention to continue to deliver competitive offerings in that market. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business may be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in delivering systems management software offerings that compete with our products may delay or change their buying decisions and limit our ability to increase market penetration and grow our business.

If the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, the demand for our Microsoft-based products would suffer.

Many of our products are designed specifically for the Windows platform and designed to use current Microsoft technologies and standards, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, Linux, Macintosh and Palm, we believe that the integration between our products and Microsoft’s products is one of our competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports existing or future products offered by our competitors that compete with our products, the demand for our products would suffer. In addition, our business would be harmed if Microsoft loses market share for its Windows products. We expect many of our products to be dependent on the Windows market for the foreseeable future. Although the market for Windows systems has grown rapidly, this growth may not continue at the same rate, or at all. If the market for Windows systems declines or grows more slowly than we anticipate, our ability to increase revenue could be limited.

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

An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003, 25% of our revenue in 2004, and 26% of our revenue in the nine months ended September 30, 2005. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to market and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. In recent periods, the percentage of revenue that we derive through our relationship with HP has decreased and any further loss of significant revenue from HP could negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003, 31% of our revenue in 2004, and 20% of our revenue in the nine months ended September 30, 2005. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business with HP would deteriorate.

In addition, HP has acquired a number of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings, through acquiring companies in our market or otherwise, the level of revenue we derive through our relationship with HP could continue to decline and our growth prospects could be impaired. HP has recently indicated that it will be changing the compensation structure for its sales representatives in a way that will promote the marketing and sale of HP’s acquired products, which change may adversely affect the sale of our competitive products through HP. In addition, HP recently began an organizational restructuring, including headcount reductions, which may disrupt or eliminate existing relationships with personnel at HP and may negatively affect our ability to grow our HP business.

Also, if HP decides to market its acquired products exclusively or otherwise significantly reduce or eliminate its marketing of our competitive products as an alternative solution for its customers, our ability to grow our HP customer business would likely be adversely affected. Furthermore, if our HP customer base perceives that such acquisitions or HP’s marketing strategies regarding its acquired products adversely affect our relationship with HP, our ability to grow our HP customer business could be adversely affected and a substantial revenue source could be impaired.

Any deterioration in our overall relationships with HP could harm our business and adversely affect our ability to develop, market, and sell our products, grow our revenue or sustain profitability.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels and sales force. Our indirect sales channels generated approximately 82% of our revenue in 2003, approximately 86% of our revenue in 2004, and approximately 81% of our revenue in the first nine months ended September 30, 2005. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented 69% of our revenue in 2003, 64% in 2004, and 59% of our revenue in the nine months ended September 30, 2005. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

If our plan of organizational restructuring does not ultimately result in decreased costs and expenses at the level that we anticipate, we may not be able to align our expenses with our anticipated revenues and our strategy, and our profitability could be negatively impacted.

On July 29, 2005, we announced that we had implemented a plan of organizational restructuring, or the Plan, primarily through involuntary terminations to take place beginning in the third quarter of 2005, consisting of headcount reductions designed to adjust expenses to a level more consistent with anticipated revenues and to better align expenditures with our strategy.  While the Plan has thus far reduced our expenses, and we anticipate that the Plan will ultimately result in expenses at a level more consistent with anticipated revenues, the Plan will result in additional costs to us during the fiscal years of 2005 and 2006, which may have a negative impact on our profitability in those periods.  Moreover, developments in our business may prevent us from achieving the revenue and cost-saving goals associated with the Plan.  Our profitability depends to a significant extent on our ability to align our expenses with our anticipated revenues and our strategy, and if we are unsuccessful in aligning our costs and expenses with our anticipated revenues and our strategy, our profitability could be negatively impacted.

If we fail to manage effectively the significant growth in our business, then our infrastructure, management and resources might be strained and our ability to manage our business could be diminished.

Our historical growth has placed, and our future growth is likely to continue to place, a significant strain on our resources. We have grown from 26 employees on December 31, 1998 in two offices worldwide, to 863 employees as of September 30, 2005 in 20 offices worldwide. To manage our continued growth and geographically dispersed organization, we expect to continue to expand or otherwise improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort may cause us to make significant capital expenditures or incur significant expenses, and divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters. Moreover, our growth has resulted, and our expected future growth will result, in increased responsibilities of management personnel. Managing this growth will require substantial resources that we may not have or otherwise be able to obtain. If we fail to recruit and retain sufficient and qualified management personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed.

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

Sales to international customers represented approximately 33% of our revenue in 2003, approximately 36% of our revenue in 2004, and approximately 36% of our revenue in the nine months ended September 30, 2005. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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

We will continue to incur significant legal, accounting and other expenses to comply with new regulatory requirements. The Sarbanes-Oxley Act of 2002, together with new rules implemented by the SEC and Nasdaq, has required and will require us to make changes in our corporate governance, public disclosure and compliance practices, which changes have had, and may continue to have, an adverse effect on our profitability. These additional rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of any new stock option plans. In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These costs include expenses related to developing and enhancing our IT systems. These regulatory requirements may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result; however, if these costs prove significant, they could further diminish our profitability.

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

While we believe that we have taken or are taking appropriate steps to remediate control deficiencies we have encountered in the past, such as those described above, we may encounter additional control deficiencies in the future. Moreover, if control deficiencies exist in our internal control over information systems, including that which we have previously identified and have sought or are seeking to remediate, our ability to reliably provide financial statements in accordance with GAAP could be impaired, which would lead to a loss of investor and customer confidence and a sustained material decline in our stock price.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2004, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. During the nine months ended September 30, 2005, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Estonia, Japan, the Netherlands, Singapore, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of September 30, 2005, we had no hedging contracts outstanding. At September 30, 2005, we had $144.1 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, or the Evaluation Date (September 30, 2005), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2005, during the preparation of the financial statements for that report it was determined that the financial results for the period, as reported in our earnings release on August 3, 2005, had not properly accounted for the compensation expense for certain restricted stock awards approved and issued to employees during the period. Accordingly, the financial statements were adjusted for that report. In the course of determining the proper adjustments, management identified certain control deficiencies in our internal control over financial reporting that related to the accounting for the compensation charge. We have taken and continue to take steps to make improvements to our internal control over financial reporting that we believe will remediate these control deficiencies and enhance the reliability of our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In December 1999, the Company commenced a patent infringement suit against Symantec Corporation, or Symantec, in the United States District Court for the District of Utah, or the Utah Action. In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation, or PowerQuest, jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas, or the Texas Action. In May 2005, the Company, Symantec, and PowerQuest entered into a settlement agreement that resolved all claims brought by the parties in the Utah Action and the Texas Action, respectively, and both cases have been dismissed with prejudice.

The Company is involved in claims that arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

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

We made no repurchases of our common stock during the three and nine months ended September 30, 2005.

ITEM 5.                      OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of June 30, 2005, to our knowledge, Gregory S. Butterfield, President and Chief Executive Officer and Chairman of Altiris, Stephen C. Erickson, Vice President and Chief Financial Officer and Dwain A. Kinghorn, Chief Technology and Strategy Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Document

2.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2(A)	Amended and Restated Bylaws of the Registrant currently in effect.

4.1(B)	Specimen Common Stock Certificate.

4.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A(B)	1998 Stock Option Plan.

10.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A(C)	2002 Stock Plan, as amended.

10.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E(B)

Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.7F(F)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

10.8(S)	2005 Stock Plan.

10.9(W)	Senior Management Severance Plan.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/ A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

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

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

Date: November 9, 2005	/S/ STEPHEN C. ERICKSON

Stephen C. Erickson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2(A)	Amended and Restated Bylaws of the Registrant currently in effect.

4.1(B)	Specimen Common Stock Certificate.

4.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A(B)	1998 Stock Option Plan.

10.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A(C)	2002 Stock Plan, as amended.

10.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E(B)

Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company,

dated June 30, 2004.

10.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.7F(F)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

10.8(S)	2005 Stock Plan.

10.9(W)	Senior Management Severance Plan.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/ A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

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

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.