Form 10-K
period 2005-12-31
ALTIRIS INC
filed 2006-03-16
CIK 1139650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.0001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes ☑        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐        Accelerated filer ☑        Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $333 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of June 30, 2005, the Registrant had 27,780,871 shares of its common stock, $0.0001 par value, issued and outstanding.
There were 28,892,889 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 13, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders.

ALTIRIS, INC.
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2005

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our objective and strategies to become the leading provider of service-oriented management solutions; our ability to compete in an increasingly competitive market; operating expenses; the impact of quarterly fluctuations of revenue and operating results; our operating expenses; the dependence of our products on the Microsoft Windows market and on our relationship with Microsoft; our expectations concerning our relationships with HP, Dell, Microsoft and other strategic partners; levels of software license revenue; future acquisitions of or investments in complementary companies, products or technologies; our expectations concerning relationships with distributors, resellers and systems integrators; levels of capital expenditures; staffing and expense levels; international operations; adequacy of our internal systems, personnel and other resources to manage our growth; fluctuations in interest rates; effects of current or future legal proceedings; effects of changes in accounting standards; our ability to develop products; and any statements of expectation or belief. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A of this Annual Report on Form 10-K. Altiris, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.
PART I

ITEM 1.	Business
Overview
We are a leading provider of service-oriented management software products and services that enable organizations to manage information technology (IT) assets throughout their lifecycles. Our comprehensive integrated lifecycle management solutions are designed to address the challenges that IT professionals face in deploying, migrating, backing up and restoring software settings on multiple hardware devices; provisioning and managing servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; accessing security compliance and vulnerabilities; managing patches and updates; and facilitating problem resolution for hardware or software failures. We have designed our software for use by organizations of all sizes to manage the efficiency and ensure the reliability and availability of complex and distributed IT environments. We believe that the comprehensive functionality of our products, combined with their ease of installation and use, allows an organization to lower its total cost of IT ownership. Our products are used by businesses in a wide variety of industries and computing environments. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002.
Industry Background
Businesses increasingly rely on IT in a constantly changing global business environment. In particular, businesses are leveraging IT to reduce costs, enhance overall productivity and security and improve customer satisfaction by enabling customers, business partners and employees to receive a broad range of information and services in a timely manner. As a result, efficiently managing IT assets is integral to an organization’s success.

The elevated role of IT, combined with rapid advances in underlying technologies, has resulted in a complex IT environment. The complexity is driven in part by the proliferation of distributed computing systems, lack of adopted standards, security concerns and the heterogeneity of hardware, software assets and operating environments, including Windows, UNIX, Linux, Macintosh and mobile platforms. A business’s IT infrastructure now is required to integrate multiple layers of networks, operating systems, databases, applications, servers and computing devices and accommodate the increase in remote access over the Internet and extranets.
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
Complexity of products and difficulty of meeting enterprise needs. Many products designed to manage IT infrastructure require the adoption of inflexible, complex and often proprietary systems management software. These products are costly, time-consuming to install, difficult to scale or duplicate and do not adequately address the breadth and depth of IT infrastructure management needs. In addition, many products do not address the most immediate and demanding needs of enterprises, such as deploying and migrating software configurations and settings, automated operations, immediate security threats and compliance audits.
Limited ability to address new technologies. The rapid advancement and increasing diversity of hardware and software technologies have outpaced the ability of many organizations to easily incorporate new technologies into their IT environments. Legacy solutions often are incapable of being extended to address the management of new IT assets, while newer products that enable the management of current technologies often do not integrate with an enterprise’s existing IT management solutions. These challenges have made it difficult for support personnel to cost-effectively deploy new technologies and manage their impact on the overall IT infrastructure.
We believe that a significant opportunity exists for a comprehensive, integrated and cost-effective IT solution that is based on a service-oriented architecture, and that addresses the business need to manage and ensure the reliability and availability of complex IT environments. Such a solution must easily integrate with existing IT investments and accommodate rapidly changing IT infrastructures and technologies.
The Altiris Solution
Our software products and related services provide modular, service-oriented management solutions for managing the complete IT lifecycle. Our solution manages IT assets including desktop PCs, portables, handhelds, servers and other network devices, such as routers and hubs throughout their lifecycle from procurement to staging, production and retirement. Key features of our solution include:
Comprehensive functionality. Our suites consist of modules that provide comprehensive functionality for managing the critical aspects of the IT lifecycle. These modules enable IT professionals to deploy, migrate, patch, restore and audit software on servers, desktop and notebook computers, and mobile devices. Using our suites or modules, IT professionals can also track performance and diagnostic metrics of hardware and software and determine what IT assets reside in the enterprise. Our suites or modules facilitate end user problem resolution by providing IT professionals with remote access capabilities and allowing them to correct software configuration problems. Finally, we provide solutions that allow our customers to perform security audits and access vulnerabilities within their IT environment.
Lower total cost of IT ownership. Our service-oriented management solution automates the manual processes associated with initial deployment, system migration, ongoing maintenance and security, service, asset management, problem resolution, and migration of software. Our customers can access these capabilities from any Web browser on a broad range of devices, including desktops, laptops and personal digital assistants, (PDAs). Using our products, customers can increase the productivity of their skilled IT professionals and reduce overall IT costs. In addition, by improving utilization of purchased technology and reducing IT infrastructure downtime, our solution enables our customers to leverage their existing IT assets. As a result, customers can realize a rapid return on their investment in our products and an improved return on their other IT investments.
Service-oriented management. Our service-oriented solution scales to meet the needs of organizations of all sizes, from small businesses to large enterprises. Our modules can be deployed individually on an as-needed basis or as integrated suites to meet our customers’ changing IT requirements. By using a Web-based console and a central configuration management database, our software delivers a foundation for integration and presentation consistency. Our service-oriented management strategy positions us as complementary to many competitive solutions that may exist in customer accounts while providing a flexible development platform for our customers and partners to easily add integrated functionality. Our solution requires minimal maintenance and is designed to reduce the cost of managing distributed computing environments.
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
Built upon Microsoft technology and open standards. Our solution utilizes and builds upon leading Microsoft.net technology and standards, protocols and application programming interfaces. This enables us to provide compatible products with, and extend the functionality of, Microsoft Windows, the most widely used desktop platform. In addition, our products incorporate open Web-based standards, such as HTTP, XML and FTP, simplifying the customization and implementation of our solution across Windows, UNIX, Linux, Macintosh and mobile operating environments.

Strategy
Our objective is to be the leading provider of software and related services for service-oriented management. Our strategy includes the following key elements:
Extend our technology leadership. We intend to leverage our internal development efforts, customer deployments, strategic relationships and acquisitions to extend our technology leadership. In addition, we plan to continue to develop products that utilize current and emerging communications protocols and support a diverse range of computing platforms, including current and future releases of Windows, UNIX, Linux, Java and Microsoft.NET. Our integrated, scalable and Web-based architecture enables us to meet our customers’ changing IT requirements by offering individual modules or integrated suites. We intend to continue to offer leading service-oriented management products to support hardware and software that becomes important to our customers.
Extend our leadership on Windows to other operating environments. Early in our development, we targeted the Windows market because it represented the largest opportunity for our early products. We intend to maintain our position in the dominant Windows market as corporations continue to migrate to Windows XP, and prepare to move to Microsoft Vista. The service-oriented architecture of our products facilitates its support for other operating environments. We have extended our deployment and management solutions from Windows to UNIX and Linux servers, virtual environments, as well as other devices. Our flexible, Web-based infrastructure is designed to support the implementation of our product suites and modules in a wide range of computing environments.
Expand our strategic relationships with industry leaders. We plan to extend, enhance and develop relationships with leading technology companies, including desktop, server and handheld computer manufacturers, independent software vendors (ISVs), systems integrators, value added resellers (VARs) and distributors. We currently have formalized strategic relationships with HP, Dell, Fujitsu Siemens, Intel, Cisco and an informal strategic relationship with Microsoft and IBM. We believe that these types of relationships will allow us to package and distribute our software products to our partners’ customers, increase sales of our products through joint selling and marketing arrangements and increase our insight into future industry needs. We plan to continue to add new relationships and extend our existing relationships with VARs, Original Equipment Manufacturers (OEMs), ISVs, systems integrators, distributors and industry leading technology companies to further our sales and marketing efforts.
Continue to pursue strategic acquisitions. We have acquired and integrated core technologies from a variety of technology companies including HP (Compaq), Computing Edge, Tekworks, Previo, Wise Solutions, FS Logic, BridgeWater Technologies, Tonic Software, and Pedestal Software. We intend to be opportunistic in the acquiring of businesses and technologies that will expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity or broaden our customer base.
Expand our worldwide presence. We believe that international markets present a substantial growth opportunity for us as the worldwide market for IT service-oriented management products continues to grow. We are currently selling our products in Europe, Australia, Asia, Canada, Latin America and Africa and developing our sales, marketing and support functions in those areas by expanding our direct sales force, improving our customer service capabilities and developing relationships with international resellers, distributors and OEMs.
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

Products and Customer Services

Products
We develop, market and support service-oriented management software products designed to allow users to deploy secure, and manage mission critical applications throughout the IT lifecycle on distributed server, client and network devices. The following diagram illustrates the phases of the IT lifecycle that our products are designed to address:

Our products are licensed to customers as integrated suites or as separate modules designed to help our customers better align IT services to business initiatives through automated operations, audit-ready security and lifecycle integration, depending on customer requirements. We believe this integrated approach to IT lifecycle management enables us to meet the needs of organizations of all sizes while our modular architecture allows us to change bundles based on customer and market demands. The following table summarizes our primary product suites, their functionality and the individual modules included in each suite:

Suite	Overview	Modules Included

Total Management Suite	Comprehensive suite of IT lifecycle automation solutions designed to help IT organizations manage, secure and support all IT assets, promoting effective service-oriented management.	Includes primary components of Client, Handheld, Server, Service & Asset Management Suites, Wise Package Studio Suite, vulnerability assessment and remediation solutions
Client Management Suite	Deployment and configuration management for client and mobile devices.	Inventory, Application Metering, Deployment, Patch Management, Software Delivery, Software Virtualization, AuditExpress, Application Management, PC Transplant, Carbon Copy, Real Time System Manager, Recovery, and Wise Package Studio
Server Management Suite	Deployment, management and monitoring functions from a centralized console.	Inventory, Deployment, Patch Management, Software Delivery, Application Management, Carbon Copy, Real Time System Manager, Recovery, Monitor, Site Monitor, and AuditExpress
Service and Asset Management Suite	Enterprise asset and service management disciplines on a Web-based architecture, repository, and console.	Inventory, Asset Control, Barcode, Contract Management, Helpdesk, Carbon Copy, Real Time System Manager
License Compliance Suite	Management of software licenses through software inventory, application metering, and license agreement management.	Inventory Solution for Clients, Application Metering, Contract Management, Connector Solution
Migration Suite	Migration solution designed to assist in migrating to Microsoft Windows 2000, Windows XP and Vista upon release.	Inventory and Deployment Solution
Handheld Management Suite	Discover, manage, and secure Windows Mobile based Pocket PCs, Palm OS, and BlackBerry handheld assets.	Inventory Solution for Handhelds, Software Delivery Solution for Handhelds, Security Solution for Handhelds

The following table summarizes our target segments and corresponding product offerings:

Target Market Segment	Module	Functionality

Client & Mobile	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows desktop and notebook computers, Macintosh, and PocketPC and Palm handheld devices.
	Application Metering	Application discovery and usage reporting including the abilty to restrict usage on Windows desktop and notebook computers.
	Deployment Solution	Deploy and configure Windows- based computers, and PocketPC handheld devices.
	Patch Management	Automated vulnerability assessment and centralized patch management for Windows desktop and notebook computers.
	Software Delivery	Deliver application software to Windows desktop and notebook computers.
	Application Management	Application self-healing, conflict analysis, and desired state management for Windows desktop and notebook computers.
	PC Transplant Pro	Ability to capture, restore, and migrate Windows PC settings including desktop, network, printer, and application settings.
	AuditExpress	Vulnerability audit software solution that performs system audits from a list of pre-defined system security checks and reports on the status of each.
	Carbon Copy	Web-based remote control and access utilities for poorly connected Windows desktop and notebook computers.
	Real Time System Manager	Web-based real-time diagnosis and remediation utilities for Windows desktop and notebook computers
	Recovery Solution	Patented backup and recovery with network and local recovery options for Windows desktop and notebook computers.
	Protect	Enables IT administrators to maintain the desired configuration of their computers by giving users their own unique configuration independent of the baseline system.

Target Market Segment	Module	Functionality

	Software Virtualization Solution (targeted for general release in the first half of 2006)	Instant application activation, deactivation or reset functionality, allowing avoidance of conflicts between applications, without altering the base Windows installation.
	Wise Package Studio	Windows application packaging powered by Wise Solutions.
Server & Infrastructure	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows, Linux, and UNIX servers.
	Deployment Solution	Deploy and configure Windows and Linux servers and network devices using a combination of imaging and scripting.
	Patch Management	Automated vulnerability assessment and centralized patch management for Windows servers.
	Software Delivery	Deliver application software to Windows, Linux, and UNIX servers.
	Application Management	Application self-healing, conflict analysis, and desired state management for Windows servers.
	Carbon Copy	Web-based remote control (including a PocketPC viewer) and access utilities for Windows servers.
	AuditExpress	Vulnerability audit software solution that performs system audits from a list of pre-defined system security checks and reports on the status of each.
	Real Time Systems Manager	Web-based real-time diagnosis and remediation utilities for Windows servers.
	Recovery Solution	Patented backup and recovery for Windows servers.
	Monitor Solution	Real-time process, performance, and event monitoring for dynamic provisioning and re-provisioning of Windows servers.
	Site Monitor	Network availability and response monitoring including network access, port availability, and URL monitoring for Windows, Linux and UNIX Servers.
	Wise Package Studio	Windows application packaging powered by Wise Solutions.

Target Market Segment	Module	Functionality

	Monitoring	Ability to monitor basic health, historical data and application specific performance.
Asset & Change management Database	Inventory Solution	Hardware, software, and user inventory for clients, handhelds, servers, and network devices.
	Asset Control	Unified Configuration Management Database (CMDB) and asset repository. Manage asset relationships and details. Visual representation of configuration item and asset relationship to allow change control and financial asset management.
	Barcode Solution	Barcode reader support for receiving assets, physical auditing and reconciliation, stock room management, and asset tag labeling.
	Contract Management	Define and record contracts for software license, hardware lease, warranties, vendor and service level agreement management.
Service Desk	Helpdesk Solution	Web-based incident, problem and change management including auto routing, escalation, automation rules, smart task integration, asset/configuration item association, service level agreement management, and knowledge management.
	Carbon Copy	Web-based remote control (including a PocketPC viewer) and access utilities for Windows servers.
	Real Time Systems Manager	Web-based real-time diagnosis and remediation utilities for Windows servers.
Security & Compliance	AuditExpress	Vulnerability audit software solution that performs system audits from a list of pre-defined system security checks and reports on the status of each.
	SecurityExpressions	Comprehensive vulnerability audit and remediation for desktops, notebooks and servers. Supports out-of-box best practice system security policies from industry organizations such as NSA, NIST, CIS, and SANS.
	Application Metering	Application discovery and usage reporting including the ability to restrict usage on Windows desktop and notebook computers.

Target Market Segment	Module	Functionality

	Patch Management	Automated vulnerability assessment and centralized patch management for Windows servers, desktops, and notebooks.
	Real Time Systems Manager	Web-based real-time diagnosis and remediation utilities for Windows servers.
	Deployment Solution for Network Devices	Models the physical connectivity of the network and can automatically assign devices to preconfigured VLANs.
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
We provide customer services from our headquarters in Lindon, Utah, and our other support offices located in Newton, Massachusetts; Plymouth, Michigan; Sydney, Australia and Tallinn, Estonia. As of December 31, 2005, we had 146 customer services personnel worldwide. We intend to hire additional customer services personnel and establish new support sites as required to meet our customers’ needs.
Customers
As of December 31, 2005, we had licensed our products to more than fifteen thousand customers in a broad range of industries, including communications, energy, financial/consulting services, healthcare/pharmaceuticals, information technology, insurance and manufacturing/retail. The number of deals of our software licenses and services resulting in more than $100,000 in revenue was 167 in 2003, 291 in 2004, and 317 in 2005.
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
Altiris and Intel are jointly developing embedded IT technologies referred to as AMT and VT. The Intel AMT and VT products enabled with Altiris technology will move management capabilities from the operating system level to the hardware level. This new management capability will allow IT managers to discover all hardware and software computing assets and heal systems remotely, regardless of the state; protect against malicious software attacks and increase security.
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
Independent software developers. Our service-oriented architecture allows independent, third-party software developers to develop software management solutions on our architecture. Our software development kit provides our partners with the access and resources they need to develop custom solutions that extend and enhance our existing solutions.
For example, we have an agreement with Altrinsic, an independent software development company that has used our software developer kit to develop a spyware solution that runs on our architecture. This allows our customers to add the spyware functionality to their Altiris console and take advantage of their existing infrastructure.
OEMs, distributors and VARs. Building upon our established relationship with Dell, we entered into an agreement in May 2002 by which we granted to Dell a nonexclusive license to distribute certain of our software products. Recently, our product offering through this agreement has been expanded to include our Recovery Solution software. Dell accounted for approximately 15% of our revenue in 2003, 25% of our revenue in 2004 and 26% of our revenue in 2005.
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
We also have a license and distribution agreement with HP under which HP distributes certain of our products to customers directly or through HP’s distributors and resellers. Our product offering through this agreement has been expanded to include our Deployment Solution software for HP’s thin client and our Recovery Solution software for HP’s business desktops and notebooks. HP accounted for 27% of our revenue in 2003, 31% of our revenue in 2004 and 18% of our revenue in 2005.

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
Technology
Our service-oriented architecture is designed to support implementations of our product suites and modules in a wide range of computing environments. Our technology leverages a number of commercially available technologies and includes proprietary technology for Web reports, clients, notifications, directories and communications. The following diagram illustrates our service-oriented architecture, which allows individual modules to snap into a set of common services and extend a single Web console, configuration management database and agent infrastructure.
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
Service-oriented architecture. Our product architecture includes common services that are utilized by individual modules. Support for Microsoft Active Directory enables modules to discover machines, users, groups and group membership and to link solution policies with policies defined in the Active Directory. Notification policies automate detection and correction of problems, or alert administrators to problems that require manual intervention. A built in alert manager with wireless handheld interface enables service deskworkers to share critical status information and for management to track and manage the resolution of problems that require manual intervention. Notification policies include a number of built-in handlers including database logging, SNMP trap forwarding, e-mail and pager support, Web report creation and e-mail distribution.
Common services provide support for Intel’s Wired-for-Management (WfM) standard including pre-boot execution environment (PXE) and wake on LAN (WOL) technologies, which enables deployment of WfM enabled machines directly from the network. Distributed package servers provide replication across a company-wide site hierarchy for system images and application packages. Package servers include support for poorly connected, remote sites and enable efficient source routing of images and packages to mobile users.
Configuration management database. Our central configuration management database enables us to manage new classes of assets and events without any database programming or maintenance. All extensions and customizations are made available via the Web console and common services to individual modules.
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
Technology features
Integration. Our service-oriented architecture supports the seamless integration of individual modules. When an additional module is installed, the Web console, common services, database and agent are automatically extended. This model allows for quick deployment of new modules and reduces the need for re-training as new modules are introduced. Our product architecture enables partners to develop complementary solutions, that integrates their proprietary technology seamlessly into the solution. Our common services include native integration for inventory and software delivery with Microsoft’s systems management server (SMS) and SNMP trap forwarding for integration with existing network management and enterprise management systems.
Automation. Our solutions simplify the complexity of managing IT operations, from a single remote site to a global enterprise. This automation helps make IT repeatable, predictable and invisible to help manage IT costs and service agreements, enable efficient service desk workflows and control change.
Connectors. Our native integration with SMS extends SMS management functions for Windows such as deployment and migration, and extends the reach of SMS to other non-Windows platforms such as UNIX/ Linux, Macintosh and Palm. Our growing list of connectors for third-party products includes HP OpenView, HP Systems Insight Manager, Remedy Help Desk, and Microsoft Active Directory.

Connectors can reduce the cost of system integration projects, and can enable customers to leverage existing business processes.
Software development kits. We provide products and services that help customers, partners and third-party developers leverage the Altiris service-oriented architecture. New software development kits (SDKs) help users easily integrate Altiris solutions with third-party or homegrown applications. The SDKs also provide a development environment for Altiris business partners to extend Altiris solution functionality by building new solutions based on the Altiris service-oriented architecture. We provide a rich set of services such as a centralized configuration management database (CMDB), efficient communications, and policy and notification engines through our extensible architecture.
Depending on the scope of the development project, we offer two SDKs. The Administrator Software Development Kit (ASDK) helps our customers extend and customize their investment in our products with additional functionality or connections to other management solutions. The Solution Developer Software Development Kit (SSDK) helps partners or ISVs build new or extend existing applications on our service oriented architecture.
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
Industry standards. We utilize open standards such as TCP/ IP, PXE, WOL, SNMP, HTTP, HTTPS, FTP and XML to support communications between Windows, Macintosh, UNIX/ Linux, and Network Devices (for example, switches). Our common services use standard Microsoft technology such as IIS, SQL Server, Active Directory, .NET services, COM object model, Windows Management Instrumentation, or WMI, and Visual Basic for Applications scripting. Our use of widely accepted open standards and Microsoft technology makes our products easy to implement in existing IT environments. As new and emerging standards and technologies develop, we intend to incorporate these standards and features into our product architecture.
Sales and Marketing
Sales. We sell and market our service-oriented management products and services primarily through VARs, distributors, OEMs, systems integrators and our direct sales force. As of December 31, 2005, we had 332 sales and marketing employees, including pre-sales technical support personnel. These sales people are located in major metropolitan areas in the United States. We also have sales people located internationally in Canada, Europe, the Middle East, Africa, Latin America, Australia and Asia. Also supporting these efforts are 146 customer services personnel. Revenue from customers outside of the United States accounted for 33% of our revenue in 2003, 36% of our revenue in 2004 and 37% of our revenue in 2005. We plan to continue to expand our direct sales force in the Americas, the Asia Pacific region, and in the Europe, Middle East and Africa region (EMEA). We currently target senior executives, especially chief information officers, for our large, enterprise-wide sales and directors or project managers in IT departments for our module sales. Typically, our sales process will include an initial sales presentation, a product demonstration, a product evaluation period and a purchase process.

Marketing. We have a variety of marketing programs designed to create global brand recognition and market awareness for our product offerings. We market our products and services through our Web site, online and magazine advertising, directed advertising in e-mail newsletters and mailings, as well as press tours. In addition, our marketing efforts include active participation at tradeshows, technical conferences and technology seminars, publication of technical and education articles in industry journals, sales training and preparation of competitive analyses. Our customers and strategic partners provide references, and we feature customer recommendations in our advertising and other promotional activities. In addition, we host and sponsor ManageFusion conferences, a series of user conferences held throughout the world each year, that bring together many of our customers, resellers and other business partners enabling a transfer of knowledge of our products and the latest developments and best practices in systems management technology among our employees, partners, resellers and customers. We plan on holding ManageFusion conferences at 10 locations around the world in 2006.
Research and Development
Our research and development organization is responsible for the design, development and release of our products, documentation and product management. We have made substantial investments in research and development. In fact, for the fiscal years 2005, 2004 and 2003 we incurred $39.4 million, $31.4 million and $24.3 million respectively in expenses related to our research and development activities. As of December 31, 2005, we had 304 employees in our research and development group distributed throughout multiple, global sites. This group is organized into sub-groups focused on development, quality assurance, documentation and localizing products for non-English environments. Members from each discipline also form separate product teams that work closely with sales, marketing and customer support to better address market needs and user requirements. We maintain a central database for storing and organizing feedback from our customers in order to identify and address their changing system and application management requirements. This feedback database is supplemented by input from an advisory board composed of many of our key customers.
To further leverage our service-oriented architecture, we have made SDKs available to partners, independent software developers and vendors and customers to extend and enhance our solutions. When appropriate, we also utilize third parties to expand our capacity and to provide additional technical expertise on a consulting, work-for-hire basis.
Competition
The market for IT lifecycle management software is highly fragmented, rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Consolidation among companies competing in the systems management market adds complexity to the dynamic nature of the market. Other vendors focusing on multiple aspects of systems management include Computer Associates, HP (OpenView), Microsoft, IBM (Tivoli) and BMC. Our strategy with respect to the offerings of systems management software vendors is not always to displace them, but instead to add value by developing and marketing software solutions that extend, enhance and complement their solutions. Other competitors with respect to various phases of systems management include Novell (Zenworks), LANDesk, HP (Radia), Configuresoft, and Symantec.
We compete primarily on the following bases:

•	service-oriented management;

•	software functionality;

•	integration of security compliance with configuration management;

•	ease of use and installation;

•	cost benefit of our products; and

•	integration with other management solutions, including Microsoft SMS and HP OpenView, Intel, Oracle and Cisco.
We face competition in the systems management market from large, established companies, such as Microsoft, as well as from emerging companies. Barriers to entry in the systems management market are relatively low, new software products are frequently introduced and existing products are continually enhanced. In addition, we believe that consolidation in our markets is likely to continue, which could lead to increased price competition and other forms of competition. Established companies may develop their own competitive products, but may also acquire or establish cooperative relationships with our current or future competitors, including cooperative relationships between larger, established and smaller public and private companies.
In addition, our ability to sell our products will depend, in part, on the compatibility of our products with other third-party products. Third-party software developers may change their products so that they will no longer be compatible with our products. If our competitors were to make their products non-compatible with ours, this could harm our ability to sell our products and could lead to price reductions for our products, which could reduce our profit margins.
Intellectual Property and Proprietary Rights
Our success and ability to compete depend on our continued development and protection of our proprietary software and other technologies. We rely primarily on a combination of patent, copyright, trade secret and trademark laws as well as contractual provisions to establish and protect our intellectual property rights. We currently own patents issued in the United States and have patent applications pending in the United States and under the Patent Cooperation Treaty. Although we believe that our patents are important intellectual property assets that can give us a competitive advantage, we do not believe that any one of our issued patents is material to our business as a whole. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology.
We provide our software products to customers pursuant to license agreements that impose restrictions on use. These license agreements are primarily in the form of shrink-wrap or click-wrap licenses, which are not negotiated with or signed by our end user customers and that purport to take effect upon downloading, installing or using the software. In some jurisdictions, these measures may afford only limited protection of our intellectual property and proprietary rights associated with our products. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our products, technology or business plans. Despite our efforts to protect our proprietary rights through license and confidentiality agreements, unauthorized parties may still attempt to copy or otherwise obtain and use our products and technology. In addition, we conduct business internationally, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.
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
Trademarks
As of December 31, 2005, we owned various United States trademark registrations, including Altiris, the Altiris logo, Inventory Solution, ManageFusion, Wise Solutions and Wise Package Studio. Altiris is also a registered trademark in other countries. We also own a perpetual license to use the registered trademark, Carbon Copy, which is a registered trademark of Altiris in some foreign jurisdictions. We have several other trademarks and are actively pursuing trademark registrations in several foreign jurisdictions. All other trademarks, trade names or service marks appearing in the Annual Report on Form 10-K are the property of their respective owners.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.altiris.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.
Employees
As of December 31, 2005, we had 878 employees, including 332 in sales and marketing, 146 in customer services and support, 304 in research and development and 96 in general administration. We have never experienced a work stoppage and believe our relationship with our employees is good.
Executive Officers
The following table sets forth information with respect to our executive officers:

Name	Age	Position

Gregory S. Butterfield	46	Chairman, President and Chief Executive Officer
Stephen C. Erickson	49	Vice President, Chief Financial Officer
Dwain A. Kinghorn	40	Vice President, Chief Strategy and Technology Officer
Michael R. Samuelian	47	Vice President, Worldwide Sales
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

ITEM 1A.	Risk Factors
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
Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock would likely decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or our strategic partners;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services;

•	the amount and timing of operating expenses and capital expenditures relating to the expansion of our business and operations;

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere; and

•	costs associated with legal proceedings, including legal fees and any adverse judgments or settlements.
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
In addition, given the large number of license transactions we enter into in a given quarter, many of which are entered into in the last weeks or days of the quarter, we have in the past and may in the future experience unanticipated fluctuations in quarterly results due to difficulties associated with satisfying the various elements necessary to recognize revenue in connection with those transactions.
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
An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 15% of our revenue in 2003, 25% of our revenue in 2004, and 26% of our revenue in 2005. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to market and sell our products and impair or eliminate a substantial revenue source.
We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. In recent periods, the percentage of revenue that we derive through our relationship with HP has decreased and any further loss of significant revenue from HP could negatively impact our results of operations. HP accounted for approximately 27% of our revenue in 2003, 31% of our revenue in 2004, and 18% of our revenue in 2005. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business with HP would deteriorate.
In addition, HP has acquired a number of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings, through acquiring companies in our market or otherwise, the level of revenue we derive through our relationship with HP could continue to decline and our growth prospects for our HP business could be impaired. HP has recently indicated that it changed the compensation structure for its sales representatives in a way that promotes the marketing and sale of HP’s acquired products. In addition, HP recently began an organizational restructuring, including headcount reductions, which may disrupt or eliminate existing relationships with personnel at HP and may negatively affect our ability to grow our HP business.
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
The market for systems management products and services is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. For example, Microsoft has expanded its product offerings in the systems management market and we expect Microsoft to continue to expand its presence in this market. We may not have the resources or expertise to compete successfully in the future. Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. If our competitors increase or maintain significant market share, we might not be able to achieve sufficient market penetration to grow our business, and our operating results could be harmed.
There has been consolidation in our markets, which we believe will continue and could lead to increased price competition and other forms of competition. Established companies, such as HP and Symantec, have acquired companies that compete in our markets and may continue to acquire or establish cooperative relationships with our other competitors. Such established companies may also develop or expand upon their own systems management product offerings. In addition, we may face competition in the future from large established companies, as well as from emerging companies, that have not previously entered the market for systems management software or that currently do not have products that directly compete with our products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

In addition, existing and potential competitors could elect to bundle their systems management software products with, or incorporate such products into, other products developed by themselves or others, in such a manner as to make it difficult for our products to compete with such bundled or integrated products. Also, developers of software products with which our products must be compatible to operate could change their products so that they will no longer be compatible with our products. If our competitors were to bundle their products in this manner or make their products incompatible with ours, this could harm our ability to sell our products and could lead to price reductions for our products, which would likely reduce our profit margins.
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
Our growth is dependent on, among other things, market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. As part of our strategy, we intend to continue to make investments in or acquire complementary companies, products, technologies and personnel. We have acquired and integrated technologies from a variety of technology companies. Acquisitions involve difficulties and risks to our business, including, but not limited to, the following:

•	potential adverse effects on our operating results from increases in intellectual property amortization, acquired in-process technology, stock compensation expense, increased compensation expense resulting from newly hired employees, and other expenses associated with integrating new technologies, personnel and business operations;

•	failure to integrate acquired products and technologies with our existing products and technologies;

•	failure to integrate product delivery, order fulfillment and other operational processes of the acquired company with our existing processes;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns;

•	disruption of our ongoing business;

•	incurring significant expenses in evaluating the adequacy of and integrating the acquired company’s internal financial controls;

•	potential loss of the acquired company’s customers;

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	failure to successfully further develop the acquired company’s technology, resulting in the impairment of amounts capitalized as intangible assets;

•	diminishing the value of the Altiris brand or reputation if an acquisition is not successful; and

•	unanticipated costs and liabilities, including significant liabilities that may be hidden or not reflected in the final acquisition price.
Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that would be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs, and restructuring and other related expenses; or

•	become subject to litigation.
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
Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels. Our indirect sales channels generated approximately 82% of our revenue in 2003, approximately 86% of our revenue in 2004, and approximately 81% of our revenue in 2005. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.
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

If we fail to enhance our ability to manage effectively the significant growth in our business, then our infrastructure, management and resources will continue to be strained such that we may not be able to develop and manage our business and operations effectively.
Our historical growth has placed, and our future growth is likely to continue to place, a significant strain on our resources. To manage our continued growth and geographically dispersed organization, we expect to continue to hire additional resources and expertise in our finance, operations and administrative functions. We also expect to expand and improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort will require us to incur significant expense and make significant capital expenditures, and may divert the attention of management, sales, support and finance personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters.
Moreover, our growth has resulted, and our expected future growth will result, in increased responsibilities of management personnel, including, without limitation, our finance and operations personnel. In recent years, we have experienced growth organically and through acquisitions, resulting in a significant increase in the complexity of managing the financial and operational affairs of our business. As a result, we have in the past, and may in the future, experience unanticipated fluctuations in our quarterly operating results as a result of the challenges of managing the financial and operational affairs of our increasingly complex, geographically dispersed organization. Managing this growth will require substantial resources or expertise that we may not have or otherwise be able to obtain. If we fail to recruit and retain sufficient and qualified management personnel, including, without limitation, in our finance and operations organization, or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed or our stock price may decline or experience volatility.
If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.
Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented 69% of our revenue in 2003, 64% in 2004, and 57% of our revenue in 2005. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.
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
On July 29, 2005, we announced that we had implemented a plan of organizational restructuring, or the Plan, primarily through involuntary terminations to take place beginning in the third quarter of 2005, consisting of headcount reductions designed to adjust expenses to a level more consistent with anticipated revenues and to better align expenditures with our strategy. While the Plan has thus far reduced our expenses, and we anticipate that the Plan will ultimately result in expenses at a level more consistent with anticipated revenues, the Plan will result in additional costs to us during the 2006 fiscal year, which may have a negative impact on profitability in that period. Moreover, developments in our business may prevent us from achieving the revenue and cost-saving goals associated with the Plan. Our profitability depends to a significant extent on our ability to align expenses with our anticipated revenues and our strategy, and if we are unsuccessful in aligning our costs and expenses with our anticipated revenues and our strategy, our profitability could be negatively impacted.
If the market for service-oriented management software does not continue to develop as we anticipate, the demand for our products might be adversely affected.
We believe that historically many companies have addressed their IT management needs for systems and applications internally and have only recently become aware of the benefits of third-party software products such as ours as these needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party service-oriented management software products and their deployment of these products on an enterprise-wide basis.
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
We will have to develop and introduce enhancements to our existing products and any new products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive products that may render existing products and services obsolete. In addition, because our products are dependent upon Windows and other operating systems, we will need to continue to respond to technological advances in these operating systems, including major revisions. Our position in the market for systems management software for Windows and other systems and applications could be eroded rapidly by our competitors’ product advances. Consequently, the lifecycles of our products are difficult to estimate. We expect that our product development efforts will continue to require substantial investments, and we may lack the necessary resources to make these investments on a timely basis.
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
Sales to international customers represented approximately 33% of our revenue in 2003, approximately 36% of our revenue in 2004, and approximately 37% of our revenue in 2005. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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
We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements. The Sarbanes-Oxley Act of 2002, together with rules implemented by the SEC and Nasdaq, has required and will require us to make changes in our corporate governance, public disclosure and compliance practices, which changes have had, and may continue to have, an adverse effect on our profitability. These rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of any new stock option plans. In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These costs include expenses related to developing and enhancing our IT systems. These regulatory requirements may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result; however, if these costs prove significant, they could further diminish our profitability.
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

ITEM 1B.     Unresolved Staff Comments
None.
ITEM 2.     Properties
Our principal administrative, sales, marketing, customer support and research and development facility is located in our headquarters facility in Lindon, Utah. We currently occupy approximately 77,000 square feet of office space in the Lindon facility under the terms of an operating lease expiring in December 2006. We expect to renew this lease for another term (or enter into a lease for a comparable property on similar terms) and believe this facility should be adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices throughout the United States and in Australia, Latin America, Europe, Asia and Africa.
ITEM 3.     Legal Proceedings
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

	High	Low

Fiscal Year Ended December 31, 2005:
Fourth Quarter	$18.20	$15.01
Third Quarter	15.48	12.55
Second Quarter	24.17	13.90
First Quarter	35.39	23.06
Fiscal Year Ended December 31, 2004:
Fourth Quarter	$35.43	$25.49
Third Quarter	31.65	21.29
Second Quarter	29.42	23.23
First Quarter	39.01	22.37
As of March 13, 2006, there were 28,892,889 shares of our common stock issued and outstanding and held by approximately 48 stockholders of record.

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
We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, in September of 2002, we acquired certain technology assets from Previo, Inc. for an aggregate consideration of $1.1 million; in December 2003, we acquired Wise Solutions, Inc. for approximately $31.5 million plus shares of our common stock; in March 2004, we acquired FSLogic Inc. for approximately $0.9 million plus shares of our common stock; in August 2004, we acquired Bridgewater for approximately $2.2 million plus shares of our common stock; in December 2004, we acquired Tonic Software, Inc. for $5.1 million; and in March 2005, we acquired Pedestal Software, Inc. for $77.1 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term interest-bearing, investment-grade securities.
We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Our Insider Trading Policy, as amended, allows our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written trading plans that permit automatic trading of our common stock or trading of our common stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of December 31, 2005, Gregory S. Butterfield, Chairman and Chief Executive Officer, Stephen C. Erickson, Vice President and Chief Financial Officer and Dwain A. Kinghorn, Vice President, Chief Strategy and Technology Officer were the only executive officers of Altiris who had Rule 10b5-1 trading plans in effect. Other employees have also established Rule 10b5-1 trading plans and we believe that additional directors, officers and employees may establish such trading plans in the future.
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

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Software	$20,632	$38,095	$64,787	$105,601	$103,449
Services	13,819	24,781	34,552	60,964	84,191

Total revenue	34,451	62,876	99,339	166,565	187,640

Cost of revenue:
Software (inclusive of amortization of acquired intellectual property of $3,185, $1,792, $823, $4,907 and $8,853, respectively)	5,897	2,689	1,833	6,069	9,518
Services (exclusive of stock-based compensation of $0, $0, $0, $0 and $132, respectively)	3,644	6,880	10,970	20,654	27,447

Total cost of revenue	9,541	9,569	12,803	26,723	36,965

Gross profit	24,910	53,307	86,536	139,842	150,675

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $618, $1,458, $757, $350 and $2,203, respectively)	17,682	28,187	39,035	65,643	79,332
Research and development (exclusive of stock-based compensation of $112, $309, $136, $64 and $1,673, respectively)	9,733	16,297	24,264	31,414	39,366
General and administrative (exclusive of stock-based compensation of $374, $857, $429, $199 and $1,843, respectively)	4,786	6,765	7,960	14,718	21,443
Stock-based compensation	1,104	2,624	1,322	613	5,851
Amortization of intangible assets	350	46	262	2,725	4,001
Restructuring charge	—	—	—	—	2,142
Write-off of in-process research and development	—	—	910	—	1,600
Write-down of intangible assets	788	—	—	—	—

Total operating expenses	34,443	53,919	73,753	115,113	153,735

Income (loss) from operations	(9,533)	(612)	12,783	24,729	(3,060)
Other income (expense), net	(616)	1,152	3,187	2,647	11,837

Income (loss) before income taxes	(10,149)	540	15,970	27,376	8,777
Provision for income taxes	(62)	(626)	(1,952)	(10,652)	(5,526)

Net income (loss)	(10,211)	(86)	14,018	16,724	3,251

Dividends related to preferred shares	—	(13,781)	—	—	—

Net income (loss) attributable to common stockholders	$(10,211)	$(13,867)	$14,018	$16,724	$3,251

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share amounts)
Other comprehensive income (loss), net of tax effects:
Net income (loss)	$(10,211)	$(86)	$14,018	$16,724	$3,251
Foreign currency translation adjustments	(3)	(57)	7	598	(952)
Unrealized gain (loss) on available-for-sale securities	—	143	(32)	(212)	111

Comprehensive income (loss)	(10,214)	$—	$13,993	$17,110	$2,410

Basic net income (loss) per common share	$(1.14)	$(0.89)	$0.62	$0.63	$0.12

Diluted net income (loss) per common share	$(1.14)	$(0.89)	$0.58	$0.61	$0.11

Shares used to compute basic net income (loss) per common share	8,989	15,532	22,787	26,612	27,593

Shares used to compute diluted net income (loss) per common share	8,989	15,532	24,054	27,539	28,518

	December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,023	$46,674	$61,581	$122,988	$110,838
Working capital (deficit)	(8,071)	65,353	130,704	142,545	121,026
Total assets	12,945	89,833	210,787	278,242	317,095
Long-term debt and capital lease obligations	900	780	818	871	1,634
Total stockholders’ equity (deficit)	(5,744)	65,918	166,850	202,208	224,140

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on December 31.
Overview
We are a leading provider of service-oriented management software products and services that enable organizations to manage information technology (IT) assets throughout their lifecycles. Our comprehensive integrated lifecycle management solutions are designed to address the challenges that IT professionals face in deploying, migrating, backing up and restoring software settings on multiple hardware devices; provisioning and managing servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; accessing security compliance and vulnerabilities; managing patches and updates; and facilitating problem resolution for hardware or software failures. We have designed our software for use by organizations of all sizes to manage the efficiency and ensure the reliability and availability of complex and distributed IT environments. We believe that the comprehensive functionality of our products, combined with their ease of installation and use, allows an organization to lower its total cost of IT ownership. Our products are used by businesses in a wide variety of industries and computing environments. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002.

History and background
We began operations in 1996 as the software division of KeyLabs, a privately held independent software quality and e-commerce testing company. In August 1998, Altiris, Inc., was formed as a separate corporation.
Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge Corporation, or Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, Inc., or Tekworks, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq Computer Corporation’s, or Compaq’s, Carbon Copy technology for which added remote control capability to our products. In September 2002, we acquired substantially all of the technology assets of Previo, Inc., or Previo, which added system back-up and recovery technology to our product offerings. In December 2003, we acquired Wise Solutions, Inc., or Wise Solutions, which added enterprise application packaging to our product offerings. In February 2004, we acquired FSLogic Inc., or FSLogic, which file system layering technology enhances our application management capabilities. In August 2004, we acquired Bridgewater Technologies, Inc., or Bridgewater, which added network device management as well as quarantine capabilities to our product suites. In December 2004, we acquired Tonic Software, Inc., or Tonic, which offered web application monitoring products. In March 2005, we acquired Pedestal Software, Inc., or Pedestal, which added security management capabilities to our suites of products.
Sources of revenue
We derive the large majority of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as distributors, value-added resellers, or VARs, OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection (AUP), technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.
The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 37% of our total revenue in 2005, 36% of our total revenue in 2004, and 33% of our total revenue in 2003. As of December 31, 2005, we had sales people located internationally in Canada, Latin America, Europe, Africa, the Middle East, Australia and Asia.
Revenue recognition
We recognize revenue in accordance with Statement of Position 97-2, or SOP 97-2, as modified by SOP 98-9. SOP 97-2, as modified, which generally requires revenue earned on software arrangements involving multiple elements such as software products, AUP, technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.
License revenue
We license our IT lifecycle management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the licenses are sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the licenses are sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of December 31, 2005, we had $62.1 million of deferred revenue.
Services revenue
We derive services revenue primarily from AUP, technical support arrangements, consulting, training, and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.
Critical accounting policies
The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, causes us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	impairment of goodwill and indefinite lived intangibles, long-lived assets; and

•	valuation allowances against deferred income tax assets.
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
We offer credit terms on the sale of our products to a significant majority of our customers and require no collateral from these customers. We generally also provide a 30-day return right. We periodically perform credit evaluations of certain customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We also maintain an allowance for estimated returns based on our historical experience. Revenue generated from operations in geographical locations where we do not yet have sufficient historical return experience is not recognized until the return right lapses. Our actual bad debts and returns may differ from our estimates and the difference could be significant.
In connection with the assets acquired from Computing Edge, Tekworks, Previo, Wise Solutions, FSLogic, BridgeWater, Tonic, Pedestal, and the Carbon Copy technology, we recorded $65.2 million of intangible assets consisting of intellectual property, customer relationships, core technology, trademark and trade name, non-compete agreements, and in-process research and development. In-process research and development is written off immediately to the statement of operations. We also recorded $67.5 million of goodwill for the Wise Solutions and Pedestal acquisitions. Trademark and trade name associated with the Wise Solutions acquisition and goodwill have indefinite lives. We evaluate goodwill and other indefinite lived assets for impairment, using a fair value based analysis, at least annually. The remainder of the identifiable intangible assets is amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value. We performed an impairment test as of December 31, 2005, and determined that no intangible assets were impaired.
We provided a valuation allowance on our U.S. net deferred tax assets as of December 31, 2004. The valuation allowance was recorded due to the uncertainties regarding our future operating profitability, our limited operating history, and the high volatility of the industry in which we operate. As of December 31, 2005, we have overcome some of these uncertainties and earned sufficient operating income to utilize a portion of our deferred tax assets and released a portion of this valuation allowance. The benefit associated with the release of the valuation allowance attributable to stock option tax deductions was recorded as an increase to additional paid-in-capital, with the residual balance recorded as a decrease to the current year tax provision on the statement of operations through the effective rate. We continue to maintain a valuation allowance of approximately $2.5 million against certain net operating losses provided in certain acquisitions and foreign jurisdictions because it is more likely than not that some or all of the deferred tax assets may not be realized. We continue to have a significant number of outstanding stock options that are expected to result in a significant reduction of future taxable income when the employees exercise such options.
Predictability of Limited Operating Results
We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During 2004, we eliminated the accumulated deficit of $9.5 million that existed as of December 31, 2003 and have retained earnings of $10.5 million as of December 31, 2005.
Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. Limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel, the ability to obtain adequate financing to support growth, and such other risks described under the caption “Factors that may Affect Future Results” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual

Report on Form 10-K. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.
Results of Operations
The following table sets forth our historical results of operations expressed as a percentage of total revenue for the years ended December 31, 2003, 2004, and 2005:

	Year Ended
	December 31,

	2003	2004	2005

Revenue:
Software	65%	63%	55%
Services	35	37	45

Total revenue	100	100	100

Cost of revenue:
Software	1	1	—
Amortization of acquired intellectual property	1	3	5
Services	11	12	15

Total cost of revenue	13	16	20

Gross profit	87	84	80

Operating expenses:
Sales and marketing	39	39	42
Research and development	24	19	21
General and administrative	8	9	11
Stock-based compensation	1	—	3
Amortization of intangible assets	1	2	2
Restructuring charge	—	—	1
Write-off of in-process research and development	1	—	1

Total operating expenses	74	69	81

Income (loss) from operations	13	15	(1)
Other income, net	3	1	6
Provision for income taxes	(2)	(6)	(3)

Net income	14%	10%	2%

Comparison of Years Ended December 31, 2005 and 2004
Revenue
Our total revenue increased from $166.6 million for the year ended December 31, 2004 to $187.6 million for the year ended December 31, 2005, representing growth of 13%. Revenue from customers outside of the United States increased from $60.5 million for the year ended December 31, 2004 to $69.4 million for the year ended December 31, 2005, representing growth of 15%. Sales to HP accounted for 31% of our total revenue for the year ended December 31, 2004 and 18% of our total revenue for the year ended December 31, 2005. Sales to Dell accounted for 25% of our total revenue for the year ended December 31, 2004 and 26% of our total revenue for the year ended December 31, 2005.
Software. Our software revenue decreased from $105.6 million for the year ended December 31, 2004 to $103.4 million for the year ended December 31, 2005, representing a decrease of 2%. We had 317 transactions greater than $100,000 in 2005 as compared to 291 in 2004. The cause of the decrease in license revenue in 2005 compared to 2004 was due, in part, to our not delivering permanent license keys of an element of certain suite solutions that required the deferral of all license revenue associated with each of those transactions for which that element was not shipped. The amount of the deferral was $7.1 million in license revenue, which will be recognized in the first quarter of 2006. We continue the expansion of our product offerings and experience an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules. We continue to expand our relationships with the indirect sales channel and our direct sales force. Our software revenue also increased due to the acquisition of Pedestal Software in March 2005, which contributed to our software revenue in the year ended December 31, 2005, with $2.4 million recorded in the first quarter of 2005.
Services. Services revenue increased from $61.0 million for the year ended December 31, 2004 to $84.2 million for the year ended December 31, 2005, representing growth of 38%. The $23.2 million increase was primarily due to $15.9 million of new and renewed AUP associated with the increase in software license revenue and a $7.3 million increase in consulting and training revenue.
Cost of revenue
Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $6.1 million for the year ended December 31, 2004 to $9.5 million for the year ended December 31, 2005, representing an increase of 57%. This change was due to an increase in amortization of acquired intellectual property from $4.9 million in 2004 to $8.9 million in 2005. The increase in amortization of acquired intellectual property is primarily due to the amortization of intellectual property acquired from Tonic and Pedestal. Excluding amortization of acquired intellectual property, cost of software revenue represented 1% and 0% of software revenue for the years ended December 31, 2004 and 2005, respectively. Cost of software revenue, excluding amortization of acquired intellectual property, as a percentage of software revenue is expected to remain relatively consistent.
Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, and training personnel. Our cost of services revenue increased from $20.7 million for the year ended December 31, 2004 to $27.4 million for the year ended December 31, 2005, an increase of 33%. The increase was due to an increase in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 34% of services revenue for the year ended December 31, 2004 and 33% of services revenue for the year ended December 31, 2005. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.
Operating expenses
Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $65.6 million for the year ended December 31, 2004 to $79.3 million for the year ended December 31, 2005, an increase of 21%. The increases was primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, and the increased headcount and expenses from the acquisitions of Pedestal and Tonic. Sales and marketing personnel in total increased from 381 employees at December 31, 2004 to 478 employees at December 31, 2005. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners, as well as the integration of the acquisitions. Sales and marketing expense represented 39% of total revenue for the year ended December 31, 2004 and 42% of total revenue for the year ended December 31, 2005. The increase primarily was due to the increase in the sales and marketing force related to our acquisitions. We plan to continue expanding our sales, marketing, and support functions and increasing and expanding our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2006 as we expand our sales and marketing efforts. However, we expect sales and marketing expense as a percentage of total revenue to decline over time.
Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $31.4 million for the year ended December 31, 2004 to $39.4 million for the year ended December 31, 2005, an increase of 25%. The increase was primarily due to an increase in expenses associated with the hiring and acquiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 285 employees at December 31, 2004 to 304 employees at December 31, 2005. Research and development expense represented 19% of total revenue for the year ended December 31, 2004 and 21% of total revenue for the year ended December 31, 2005. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2006. However, we expect research and development expense as a percentage of total revenue to decline over time.
General and administrative. General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $14.7 million for the year ended December 31, 2004 to $21.4 million for the year ended December 31, 2005, an increase of 46%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and personnel added in our acquisitions. The increase was also impacted by legal expenses incurred due to the Symantec litigation, which expenses were incurred primarily in the first quarter of 2005. General and administrative personnel increased from 84 employees at December 31, 2004 to 96 employees at December 31, 2005. General and administrative expense represented 9% of total revenue for the year ended December 31, 2004 and 11% of total revenue for the year ended December 31, 2005. We expect that general and administrative expense will continue to increase through 2006 to support our growth and due to costs associated with being a public company and compliance with new regulatory requirements, including the Sarbanes-Oxley Act of 2002.
Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recorded an additional $3.2 million of deferred stock-based compensation relating to the options granted to former employees of Pedestal Software in connection with the acquisition of that company on March 29, 2005. We recorded an additional $6.2 million of deferred stock-based compensation in 2005 relating to the restricted stock issued to the Company’s employees and directors under our 2002 Plan. We recognized stock-based compensation expense of $1.3 million for the year ended December 31, 2003, $0.6 million for the year ended December 31, 2004, and $5.9 million for the year ended December 31, 2005. As of December 31, 2005, we have a remaining balance of $3.0 million of deferred compensation. This balance, however, may be affected by the adoption of SFAS 123R in 2006. We will continue to offer restricted stock grants and option awards to employees.
Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets, consisting of trade marks, patents, customer lists and non-compete clauses, acquired from Computing Edge, Previo, Wise Solutions, FSLogic, Bridgewater, Tonic, and Pedestal acquisitions, excluding core technology. Amortization of intangible assets increased from $2.7 million for the year ended December 31, 2004 to $4.0 million for the year ended December 31, 2005. The increase is primarily due to the $1.4 million of amortization related to the Tonic acquisition and the $3.5 million of amortization related to the Pedestal acquisition, offset by intangibles from the FSLogic acquisition becoming fully amortized during 2005. The investment in the Wise Solutions intangible assets will result in approximately $1.2 million of amortization each quarter through 2006. The investment in the Bridgewater intangible assets will result in approximately $0.1 million of amortization in the first quarter of 2006. The investment in the Tonic intangible assets will result in approximately $0.3 million of amortization each quarter through 2006. The investment in the Pedestal intangible assets will result in approximately $1.1 million of amortization each quarter through 2006.

Restructuring charge. During 2005, we recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout our workforce, including $0.2 million of stock-based compensation related to the accelerated vesting of certain stock options. Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of December 31, 2005, 84 of these employees had left our employment. As of December 31, 2005, $2.1 million had been paid as termination benefits and related costs pursuant to the restructuring.
As part of the restructuring plan, we also determined that office space in two locations in Landau Germany were no longer required. This office space, as of December 31, 2005, was no longer in use and, therefore, $71,000 of costs were accrued.
Write-off of in-process research and development. Write-off of in-process research and development of $1.6 million in 2005 relates to acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Such in-process technology was acquired in the Pedestal acquisition in March 2005.
Other income, net. Other income, net consists primarily of interest income, interest expense, and foreign currency transaction gains and losses. We had other income of $2.6 million for the year ended December 31, 2004, which consists primarily of interest income and foreign currency transaction gains, offset by interest expense. We had other income of $11.8 million for the year ended December 31, 2005, which consists primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense.
Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $10.7 million in 2004 and $5.5 million in 2005. The decrease in the provision for income taxes in 2005 is due to the release of some valuation allowance, the benefit from net operating losses carried over from prior periods, and the decrease in profitability. As of December 31, 2005, we had $7.0 million of net operating loss carryforwards for United States federal income tax purposes.
During the preparation of the financial statements for the period ended December 31, 2005, we determined that it would be advisable to record a valuation allowance against deferred income tax assets in the form of net operating losses in some of our foreign subsidiaries. The financial results for the period as reported in our earnings release on February 1, 2006, did not include such a valuation allowance. As a result, our earnings release reported a lower provision for income taxes and correspondingly higher net income and earnings per share on a GAAP basis than what would have been reported had the valuation allowance been recorded. The financial statements contained in this report have been adjusted to reflect a net increase to our provision for income taxes in the amount of $1.3 million and a net decrease in earnings per share of $0.04 per diluted share.
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
Cost of revenue
Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, operations and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue increased from $1.8 million for the year ended December 31, 2003 to $6.1 million for the year ended December 31, 2004, representing an increase of 231%. This change was due to an increase in amortization of acquired intellectual property from $0.8 million in 2003 to $4.9 million in 2004. The increase in amortization of acquired intellectual property was primarily due to the amortization of intellectual property acquired from Wise Solutions, FSLogic and Bridgewater. Excluding amortization of acquired intellectual property, cost of software revenue represented 2% and 1% of software revenue for the years ended December 31, 2003 and 2004, respectively.
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
Stock-based compensation. We recorded deferred stock-based compensation relating to stock option grants to employees of $3.9 million in 2000, $1.0 million in 2001 and $2.7 million in 2002. We recognized stock-based compensation expense of $1.3 million for the year ended December 31, 2003 and $0.6 million for the year ended December 31, 2004. As of December 31, 2004, we had a remaining balance of $0.3 million of deferred compensation.
Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets, consisting of trade marks, patents, customer lists and non-compete clauses, acquired in the Computing Edge, Previo, Wise Solutions, FSLogic, and Bridgewater acquisitions, excluding intellectual property. Amortization of intangible assets increased from $0.3 million for the year ended December 31, 2003 to $2.7 million for the year ended December 31, 2004. The increase was primarily due to the $0.8 million of amortization related to the Bridgewater acquisition and $1.7 million of amortization related to the FSLogic acquisition, offset by the completed amortization of the Previo acquisition.
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
Our operating activities provided $37.7 million and $44.9 million of cash during the year ended December 31, 2005 and 2004, respectively. Cash provided by operating activities in 2005 consisted primarily of net income of $3.3 million, adjusted for $15.9 million of depreciation and amortization, $5.9 million of stock-based compensation, a $8.2 million provision for doubtful accounts and other allowances, a $1.6 million write-off of in-process research and development costs related to the Pedestal acquisition, $2.1 million of a reduction in income taxes payable as a result of stock option exercises, $2.1 million in restructuring charges, $2.1 million in cash payments of restructuring charges, offset by a $1.5 million increase in deferred income taxes. Changes in operating assets and liabilities provided $2.2 million of cash during 2005 consisting primarily of an $18.9 million increase in deferred revenue, offset by $0.5 million decrease in accrued salaries and benefits, $1.3 million decrease in other accrued expenses, and a $15.0 million increase in accounts receivable. Net cash provided by operating activities in 2004 consisted primarily of the net income of $16.7 million, adjusted for $10.6 million of depreciation and amortization, $0.6 million of stock-based compensation, a $5.3 million provision for doubtful accounts and other allowances, $9.9 million of a reduction in income taxes payable as a result of stock option exercises, $0.1 million gain on sale of available-for-sale securities, offset by a $1.4 million increase in deferred income taxes mainly due to the FSLogic acquisition. Changes in operating assets and liabilities provided $3.3 million of cash during 2004.
Accounts receivable increased from $40.1 million as of December 31, 2004 to $45.5 million as of December 31, 2005. Accounts receivable increased at a higher rate than revenue as of December 31, 2005 primarily due to large sales during the last month of the period with payment not yet received. Deferred revenue increased from $42.7 million as of December 31, 2004 to $62.1 million as of December 31, 2005, which includes the $7.2 million of deferred license revenue as explained previously. The increase in deferred revenue is also due to customer renewals of AUP and purchases of consulting and training services that have not yet been performed.
Investing activities used $54.6 million and provided $11.1 million of cash during the years ended December 31, 2005 and 2004, respectively. Cash used by investing activities during 2005 consisted of $26.6 million in purchases of available-for-sale securities, $1.2 million for purchases of property and equipment, and $71.5 million for asset acquisitions, offset by $44.8 million in dispositions of available-for-sale securities. Cash provided by investing activities during 2004 consisted of $80.1 million in dispositions of available-for-sale securities, offset by $63.3 million in purchases of available-for-sale securities, $2.7 million for purchases of property and equipment, and $3.0 million for asset acquisitions
Financing activities provided $4.8 million and $5.3 million of cash in 2005 and 2004, respectively. During 2005, we received $6.1 million of cash from the exercise of stock options, offset by $1.4 million of payments on notes payable and capital lease obligations. During 2004, we received $6.5 million of cash from the exercise of stock options, offset by $1.2 million of payments on notes payable and capital lease obligations.
As of December 31, 2005, we had stockholders’ equity of $224.1 million and working capital of $121.0 million. Included in working capital is deferred revenue of $57.3 million, which includes the $7.2 million of deferred license revenue as explained previously and which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period

		Less Than	1-3	After
Contractual Obligations	Total	1 Year	Years	3 Years

Capital lease obligations	$3,380	$1,666	$1,714	$—
Operating leases	5,471	4,040	1,431	—

Total contractual obligations	$8,851	$5,706	$3,145	$—

As of December 31, 2005, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.
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
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SFAS No. 123R will have a significant adverse impact on the Company’s financial position and results of operations effective January 1, 2006.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have an impact on the Company’s financial position and results of operations.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. The Company does not expect the adoption of SFAS 154 to have an impact on the Company’s results of operations or financial position.

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
Our business is principally transacted in United States Dollars. During the years ended December 31, 2004 and 2005, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Estonia, Japan, Mexico, the Netherlands, Singapore, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of December 31, 2005, we had no hedging contracts outstanding. At December 31, 2005, we had $153.3 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2005, our system of internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which appears on page F-3.
Changes in Internal Control Over Financial Reporting.
Attestation Report of the Registered Public Accounting Firm.
KPMG LLP’s report on management’s assessment of the effectiveness of our internal control over financial reporting is included on page F-3 of our consolidated financial statements beginning on page F-4 of this report and is incorporated into this section by reference.
ITEM 9B.     Other Information
None.
PART III
ITEM 10.     Directors and Executive Officers of the Registrant
The information required by this item concerning our directors and executives officers is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business — Executive Officers.”
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
Independent Registered Public Accounting Firm Consent
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts is filed as part of this report in a separate section of this Form 10-K on page F-31.
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

Exhibit
Number		Description of Document

2	.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3	.2(A)	Amended and Restated Bylaws of the Registrant currently in effect.

4	.1(B)	Specimen Common Stock Certificate.

4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10	.2A(B)	1998 Stock Option Plan.

10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10	.3A(C)	2002 Stock Plan, as amended.

10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10	.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10	.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10	.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10	.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10	.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.

10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10	.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10	.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10	.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

Exhibit
Number		Description of Document

10	.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10	.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10	.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10	.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10	.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10	.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10	.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10	.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10	.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10	.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10	.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10	.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10	.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10	.7F(F)(X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

10	.8(S)	2005 Stock Plan.

10	.9(W)	Senior Management Severance Plan.

Exhibit
Number	Description of Document

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/ A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File NO. 000-49793) on November 9, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

By:	/s/ Gregory S. Butterfield

Gregory S. Butterfield
President and Chief Executive Officer
Date: March 15, 2006
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

Signature	Title	Date

/s/ Gregory S. Butterfield (Gregory S. Butterfield)	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Stephen C. Erickson (Stephen C. Erickson)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Gary B. Filler (Gary B. Filler)	Director	March 15, 2006

/s/ Jay C. Hoag (Jay C. Hoag)	Director	March 15, 2006

/s/ Michael J. Levinthal (Michael J. Levinthal)	Director	March 15, 2006

/s/ V. Eric Roach (V. Eric Roach)	Director	March 15, 2006

/s/ Mark E. Sunday (Mark E. Sunday)	Director	March 15, 2006

ALTIRIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Altiris, Inc.:
We have audited the accompanying consolidated balance sheets of Altiris, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altiris, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Altiris, Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, Utah
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Altiris, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9a, that Altiris, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altiris, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Altiris, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Altiris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Altiris, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, Utah
March 15, 2006

ALTIRIS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$110,838	$122,988
Available-for-sale securities	36,110	41,292
Accounts receivable, net of allowances of $4,706 and $2,736, respectively	45,547	40,056
Prepaid expenses and other current assets	3,383	4,171
Deferred tax asset	5,861	1,757

Total current assets	201,739	210,264
Property and equipment, net	6,564	5,713
Intangible assets, net	33,936	26,516
Goodwill	68,068	16,425
Available-for-sale securities, non-current	6,320	19,167
Other assets	330	157

Total assets	$316,957	$278,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,518	$994
Accounts payable	2,406	2,661
Accrued salaries and benefits	12,508	12,106
Other accrued expenses	7,011	13,951
Deferred revenue	57,270	38,007

Total current liabilities	80,713	67,719
Capital lease obligations, net of current portion	1,634	871
Other accrued expenses, non-current	57	—
Deferred tax liability	5,556	2,755
Deferred revenue, non-current	4,857	4,689

Total liabilities	92,817	76,034

Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares designated and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,970,369 and 27,155,998 shares outstanding, respectively	3	3
Class B common, $0.0001 par value; no shares designated and outstanding	—	—
Additional paid-in capital	217,087	194,789
Deferred compensation	(3,031)	(255)
Accumulated other comprehensive income (loss)	(397)	444
Retained earnings	10,478	7,227

Total stockholders’ equity	224,140	202,208

Total liabilities and stockholders’ equity	$316,957	$278,242

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share and per share data)
Revenue:
Software	$103,449	$105,601	$64,787
Services	84,191	60,964	34,552

Total revenue	187,640	166,565	99,339

Cost of revenue:
Software (inclusive of amortization of acquired intellectual property of $8,853, $4,907, and $823, respectively)	9,518	6,069	1,833
Services (exclusive of stock-based compensation of $132, $0, and $0, respectively)	27,447	20,654	10,970

Total cost of revenue	36,965	26,723	12,803

Gross profit	150,675	139,842	86,536

Operating expenses:
Sales and marketing (exclusive of stock-based compensation of $2,203, $350, and $757, respectively)	79,332	65,643	39,035
Research and development (exclusive of stock-based compensation of $1,673, $64 and $136, respectively)	39,366	31,414	24,264
General and administrative (exclusive of stock-based compensation of $1,843, $199, and $429, respectively)	21,443	14,718	7,960
Stock-based compensation	5,851	613	1,322
Amortization of intangible assets	4,001	2,725	262
Restructuring charge (inclusive of stock-based compensation of $196, $0, and $0, respectively)	2,142	—	—
Write-off of in-process research and development	1,600	—	910

Total operating expenses	153,735	115,113	73,753

Income (loss) from operations	(3,060)	24,729	12,783

Other income (expense):
Interest income	3,898	2,380	1,748
Interest expense	(594)	(292)	(312)
Other, net	8,533	559	1,751

Other income, net	11,837	2,647	3,187

Income before income taxes	8,777	27,376	15,970
Provision for income taxes	(5,526)	(10,652)	(1,952)

Net income	3,251	16,724	14,018

Basic net income per common share	$0.12	$0.63	$0.62

Diluted net income per common share	$0.11	$0.61	$0.58

Basic weighted average common shares outstanding	27,592,838	26,611,532	22,787,170

Diluted weighted average common shares outstanding	28,517,502	27,539,369	24,054,454

Other Comprehensive Income, net of tax effects:
Net income	$3,251	$16,724	$14,018
Foreign currency translation adjustments	(952)	598	7
Unrealized gain (loss) on available-for-sale securities	111	(212)	(32)

Comprehensive income	$2,410	$17,110	$13,993

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

									Accumulated
					Class B Common				Other	Retained
	Preferred Stock		Common Stock		Stock		Additional		Comprehensive	Earnings	Total Stock
							Paid-In	Deferred	Income	(Accumulated	holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit)	Equity

	(In thousands, except share data)
Balance, December 31, 2002	—	$—	20,202,241	$2	258,064	$—	$91,659	$(2,311)	$83	$(23,515)	$65,918
Issuance of stock options to non-employees	—	—	—	—	—	—	41	—	—	—	41
Conversion of Class B common stock to common stock	—	—	258,064	—	(258,064)	—	—	—	—	—	—
Issuance of common stock for cash at $18.75 per share in follow-on public offering, net of $4,301,000 of issuance costs	—	—	3,750	1	—	—	66,011	—	—	—	66,012
Issuance of common stock for acquisition of Wise Solutions, Inc.	—	—	348,794	—	—	—	11,845	—	—	—	11,845
Issuance of common stock upon exercise of stock options	—	—	1,271,509	—	—	—	2,611	—	—	—	2,611
Issuance of common stock purchased under the Company’s ESP Plan	—	—	153,051	—	—	—	1,275	—	—	—	1,275
Termination of stock options	—	—	—	—	—	—	(90)	90	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,322	—	—	1,322
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(32)	—	(32)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	7	—	7
Tax benefit from exercise of stock options	—	—	—	—	—	—	1,204	—	—	—	1,204
Tax benefit from acquisition of Wise, Inc.	—	—	—	—	—	—	2,629	—	—	—	2,629
Net income	—	—	—	—	—	—	—	—	—	14,018	14,018

Balance, December 31, 2003	—	$—	25,983,659	$3	—	$—	$177,185	$(899)	$58	$(9,497)	$166,850
Issuance of common stock for acquisition of FSLogic, Inc.	—	—	31,970	—	—	—	839	—	—	—	839
Issuance of common stock for acquisition of BridgeWater Technologies, Inc.	—	—	4,154	—	—	—	98	—	—	—	98
Issuance of common stock to former BridgeWater shareholder as prepaid compensation	—	—	12,463	—	—	—	296	—	—	—	296
Issuance of stock options to non-employees	—	—	—	—	—	—	7	—	—	—	7
Issuance of common stock upon exercise of stock options	—	—	997,136	—	—	—	4,158	—	—	—	4,158
Issuance of common stock purchased under the Company’s ESP Plan	—	—	126,616	—	—	—	2,343	—	—	—	2,343
Termination of stock options	—	—	—	—	—	—	(31)	31	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	613	—	—	613
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(212)	—	(212)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	598	—	598
Tax benefit from exercise of stock options	—	—	—	—	—	—	9,894	—	—	—	9,894
Net income	—	—	—	—	—	—	—	—	—	16,724	16,724

Balance, December 31, 2004	—	$—	27,155,998	$3	—	$—	$194,789	$(255)	$444	$7,227	$202,208
Issuance of restricted stock awards	—	—	8,723	—	—	—	—	—	—	—	—
Issuance of stock options for acquisition of Pedestal Software	—	—	—	—	—	—	6,309	—	—	—	6,309
Deferred compensation expense related to options issued in acquisition	—	—	—	—	—	—	—	(3,223)	—	—	(3,223)
Deferred compensation expense related to restricted stock grants	—	—	—	—	—	—	6,120	(6,120)	—	—	—
Deferred compensation expense related to acceleration of options	—	—	—	—	—	—	45	(45)	—	—	—
Issuance of stock options to non-employees	—	—	—	—	—	—	(8)	—	—	—	(8)
Issuance of common stock upon exercise of stock options	—	—	625,145	—	—	—	3,252	—	—	—	3,252
Issuance of common stock purchased under the Company’s ESP Plan	—	—	180,503	—	—	—	2,893	—	—	—	2,893
Termination of stock options	—	—	—	—	—	—	(565)	565	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	6,047	—	—	6,047
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	111	—	111
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(952)	—	(952)
Tax benefit from exercise of stock options	—	—	—	—	—	—	2,076	—	—	—	2,076
Tax benefit from release of valuation allowance	—	—	—	—	—	—	2,176	—	—	—	2,176
Net income	—	—	—	—	—	—	—	—	—	3,251	3,251

Balance, December 31, 2005	—	$—	27,970,369	$3	—	$—	$217,087	$(3,031)	$(397)	$10,478	$224,140

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$3,251	$16,724	$14,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,947	10,556	3,159
Write-off of in-process research and development	1,600	—	910
Stock-based compensation	5,851	613	1,363
Provision for doubtful accounts and other allowances	8,236	5,252	2,567
Reduction of income taxes payable as a result of stock option exercises	2,076	9,894	1,204
Deferred income taxes	(1,473)	(1,361)	—
Restructuring charges	2,142	—	—
Cash payments of restructuring charges	(2,071)	—	—
Gain on sale of available-for-sale securities	(31)	(138)	(251)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(14,983)	(20,730)	(10,729)
Prepaid expenses and other current assets	638	458	(539)
Other assets	(37)	(5)	(26)
Accounts payable	(503)	(220)	338
Accrued salaries and benefits	(507)	4,695	2,719
Other accrued expenses	(1,341)	2,828	(523)
Deferred revenue	18,949	16,320	10,661

Net cash provided by operating activities	37,744	44,886	24,871

Cash flows from investing activities:
Purchase of property and equipment	(1,248)	(2,663)	(1,464)
Purchases of available-for-sale securities	(26,591)	(63,331)	(75,367)
Disposition of available-for-sale securities	44,762	80,129	30,920
Cash paid in acquisitions net of cash acquired	(71,521)	(3,035)	(31,885)

Net cash provided by (used in) investing activities	(54,598)	11,100	(77,796)

Cash flows from financing activities:
Principal payments on notes payable	—	—	(144)
Principal payments under capital lease obligations	(1,363)	(1,227)	(1,034)
Proceeds from the issuance of common shares	6,145	6,501	69,898

Net cash provided by financing activities	4,782	5,274	68,720

Net increase (decrease) in cash and cash equivalents	(12,072)	61,260	15,795
Effect of foreign exchange rates on cash and cash equivalents	(78)	147	(888)
Cash and cash equivalents, beginning of period	122,988	61,581	46,674

Cash and cash equivalents, end of period	$110,838	$122,988	$61,581

Supplemental disclosures of cash flow information:
Cash paid for interest	$594	$291	$312
Cash paid for income taxes	$7,236	$1,231	$243
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease arrangements	$2,648	$1,265	$1,221
Unrealized gain (loss) on available-for-sale securities	$111	$(212)	$(32)
Supplemental disclosure of acquisition activity:
Fair value of assets acquired, net of cash	$79,254	$12,918	$56,904
Previously accrued purchase price for Tonic	5,116	—	—
Liabilities assumed	(9,763)	(3,131)	(13,174)
Other accrued liabilities	—	(5,592)	—
Settlement of obligation between the parties	—	(223)	—
Deferred compensation	3,223	—	—
Value of common shares issued	—	(937)	(11,845)
Fair value of options issued	(6,309)	—	—

Cash paid for acquisition, net of cash acquired	$71,521	$3,035	$31,885

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)     Organization and description of business
Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company develops and markets Information Technology (“IT”) service-oriented management software products that enable IT professionals to better utilize and manage corporate IT resources. The Company markets its software products through original equipment manufacturers (“OEM”), systems integrators, software distributors and directly to end user licensees.
(2)     Significant accounting policies
Principles of consolidation
The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Wise Solutions, Inc. (“Wise Solutions”), Altiris GmbH (Germany), Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris GmbH (Switzerland), Altiris Estonia OÜ, Altiris Japan K.K., Tonic Software Inc., Pedestal Software Inc. (“Pedestal”), Altiris Mexico S.A de C.V., and Altiris Singapore Pte Ltd. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
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
Cash equivalents
Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $63.8 million and $106.1 million as of December 31, 2005 and 2004, respectively.
Available-for-sale securities
Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.
All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $31,000, $138,000 and $251,000 for the years ended December 31, 2005, 2004 and 2003, respectively, have been recognized as a component of other income, net.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Available-for-sale securities as of December 31, 2005 are summarized as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$27,489	$3	$(106)	$27,386
Corporate debt	13,594	18	(35)	13,577
Equities	1,293	174	—	1,467

Total available-for-sale securities	$42,376	$195	$(141)	$42,430

Available-for-sale securities as of December 31, 2004 are summarized as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$51,424	$1	$(217)	$51,208
Corporate debt	7,864	51	(6)	7,909
Equities	1,228	114	—	1,342

Total available-for-sale securities	$60,516	$166	$(223)	$60,459

The portfolio of available-for-sale securities (including cash of $47.0 million) by their contractual maturities as of December 31, 2005 was included in the following captions in the consolidated balance sheet (in thousands).

December 31,	2006	2007	Total	Fair Value

Available-for-sale securities	36,053	6,324	42,376	42,430

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
The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and with Emerging Issues Task Force (“EITF”) Issue 00-2, Accounting for Web Site Development Costs. Capitalization of software developed for internal use and web site development costs begins at the applications development phase of the project. Amortization of software developed for

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
internal use begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product. Capitalized software costs for internal use were $1.7 million and $1.2 million as of December 31, 2005 and 2004, respectively.
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
The estimated useful lives of property and equipment are as follows:

Computer equipment and software	3 years
Office equipment, furniture and fixtures	3-5 years
Property and equipment consisted of the following (in thousands):

	December 31,

	2005	2004

Computer equipment and software	$15,277	$11,890
Office equipment	1,093	991
Furniture and fixtures	1,120	999
Leasehold improvements	577	407

	18,067	14,287
Less accumulated depreciation	(11,503)	(8,574)

	$6,564	$5,713

Intangible assets
Intangible assets consisted of the following (in thousands):

		December 31,

	Remaining Useful Life	2005	2004

Customer list	6 months to 47 months	$11,810	$8,310
Core technology	18 months to 51 months	44,845	27,254
Trademark and trade name, excluding Wise	3 months	330	60
Trademark and trade name for Wise	Indefinite	2,890	2,890
Non-compete agreement	11 months to 15 months	5,370	4,870

		65,245	43,384
Less accumulated amortization		(31,309)	(16,868)

		$33,936	$26,516

Intangible assets are generally amortized using the straight-line method over their estimated period of benefit. Trademarks and trade names from the acquisition of Wise Solutions, Inc. (“Wise Solutions”) of $2.9 million are not subject to amortization. Amortization of acquired intellectual property is classified in cost of revenue in the accompanying statements of operations except for the $1.6 million write-off of in-process research and development, which has been included in operating expenses.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Amortization of intangible assets is expected to be $10.6 million, $8.4 million, $6.2 million, $4.9 million, and $0.9 million for the years ended December 31, 2006, 2007, 2008, 2009, and 2010, respectively.
Capitalized software costs
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. The period between the achievement of technological feasibility and the general release of the Company’s products has typically been of short duration. The capitalizable software development costs have not been material for the years ended December 31, 2005, 2004 and 2003, and such costs were charged to research and development expense as incurred in the accompanying consolidated statements of operations.
Impairment of long-lived assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2005, management did not consider any of the Company’s long-lived assets to be impaired. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
Goodwill
Goodwill resulted from the Company’s acquisition of Wise Solutions and Pedestal, and the indefinite-lived trademark and trade name resulted from the Company’s acquisition of Wise Solutions. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and indefinite lived intangible assets. Instead, goodwill and indefinite lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of December 31, 2005, management did not consider goodwill or indefinite lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.
Fair value of financial instruments
The carrying amounts reported in the accompanying consolidated financial statements for cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments.
Translation of foreign currencies
The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income, net and amounted to a loss of $1.2 million in 2005, a gain of $0.8 million in 2004, and a gain of $1.2 million in 2003.
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
The Company licenses its IT lifecycle management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, value added reseller or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not considered essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. During the year ended 2005, the Company did not have any revenue recognized according to contract accounting.
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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2003, management concluded that the Company had sufficient historical return experience for European locations where the Company had historically not recognized revenue until the 30-day return right lapsed. Accordingly, since January 1, 2003, the Company has recognized revenue in these locations upon delivery and has provided an allowance for estimated returns.
The Company defers revenue for all undelivered licenses and services. At December 31, 2005, deferred revenue was $62.1 million. The Company deferred $7.3 million at December 31, 2005 due to the Company’s not delivering permanent license keys of an element of certain suite solutions that required the deferral of all license revenue associated with each of those transactions for which that element was not shipped.
License and Distribution Agreement
During the year ended December 31, 2001, the Company entered into a License and Distribution Agreement with an OEM. The Company and the OEM agreed to develop and market an integrated product combining the Company’s server deployment and provisioning technology with a new line of the OEM’s servers. The OEM was then the distributor for the developed product. The OEM agreed to pay the Company $1.2 million for contract research and development and minimum royalties of $800,000. The $800,000 of minimum royalties was prepaid to the Company and deferred as of December 31, 2001. During the years ended December 31, 2004 and 2003, $300,000 and $200,000 of the minimum prepaid royalties were recognized as revenue, respectively, with the amount recognized in 2004 being the final amount of the initial $800,000. Amounts for contract research and development, which are payable as certain phases of the software are delivered and accepted, were accounted for as the respective milestones were met. As of December 31, 2001, $200,000 of the $1.2 million for contract research and development had been billed, collected and recognized as revenue. During the year ended 2003, an additional $250,000 of contract revenue was billed, collected, and recognized as revenue, respectively.
Net income per common share
Basic net income per share is computed by dividing net income (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net income per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method.
The following table presents the calculation for the number of shares used in the basic and diluted net income per share computations for the fiscal years 2005, 2004 and 2003:

	2005	2004	2003

Weighted average common shares used to calculate basic net income per share	27,592,838	26,611,532	22,787,170
Options and restricted stock awards	902,256	913,135	1,267,284
Employee stock purchase plan	22,409	14,702	—

Weighted average common and potential common shares used to calculate diluted net income per share	28,517,502	27,539,369	24,054,454

Common share equivalents consist of shares issuable upon the exercise of stock options and restricted stock. As of December 31, 2005, 2004 and 2003, there were 1,202,544, 79,000, and 0 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Stock-based compensation
The Company accounts for its stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock. Pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Company amortizes the compensation expense over the vesting period on an accelerated basis. During the third quarter of 2005, the Company recorded a stock-based compensation charge of $0.8 million from the acceleration of vesting terms of certain options. These modifications were unrelated to the restructuring charge as noted in Note 12.
SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options and restricted stock granted under the fair value method prescribed by SFAS No. 123. The following is the pro forma disclosure and the related impact on net income and net income per common share for the years ended December 31, 2005, 2004, and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	2005	2004	2003

Net income:
As reported	$3,251	$16,724	$14,018
Stock-based employee compensation expense included in reported net loss	6,047	613	1,322
Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(21,429)	(14,272)	(8,559)

Pro forma	$(12,131)	$3,065	$6,781

Basic net income (loss) per common share:
As reported	$0.12	$0.63	$0.62
Pro forma	$(0.44)	$0.12	$0.30
Diluted net income (loss) per common share:
As reported	$0.11	$0.61	$0.58
Pro forma	$(0.44)	$0.11	$0.28
The weighted-average fair value of the options and restricted stock granted under the plans in the three years ended December 31, 2005, 2004, and 2003 was $18.14, $24.51, and $17.34, respectively. The fair value of the restricted stock is the fair value of the Company’s stock as of the date the grant was communicated to the director or employee. The fair value of the stock options is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2005	2004	2003

Expected life (years)	5.4	6.0	6.0
Risk-free interest rate	3.95%	3.12%	3.11%
Weighted-average volatility	127%	139%	164%
Dividend yield	—%	—%	—%

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The weighted-average fair value of employee stock purchase rights granted under the employee stock purchase plan in the three years ended December 31, 2005, 2004, and 2003 was $1.66, $9.56, and $7.25, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2005	2004	2003

Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	3.36%	1.59%	1.98%
Weighted-average volatility	36%	41%	53%
Dividend yield	—%	—%	—%
For purposes of the pro forma disclosures, the estimated fair value of the stock options and restricted stock is amortized over the vesting periods of the respective stock options and restricted stock.
The Company will adopt FASB 123R, “Share-Based Payments”, effective January 1, 2006. The Company expects the adoption will have a significant adverse effect on the Company’s financial position and results of operations.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform with the current period’s presentation.

(3)	Asset and Business Acquisitions
On December 1, 2003, the Company acquired Wise Solutions, Inc. (“Wise Solutions”)(“the Wise Acquisition”). Accordingly, the operations of Wise Solutions have been included in the accompanying consolidated statements of operations for the Company since the Wise Acquisition was closed. At the effective time of the Wise Acquisition (the “Effective Time”), (i) Wise Solutions became a wholly owned subsidiary of the Company; (ii) the former shareholders of Wise Solutions received, in exchange for their shares of common stock of Wise Solutions in the aggregate approximately (a) $25.2 million in cash and (b) 348,794 shares of the Company’s common stock; and (iii) all unexpired and unexercised options to purchase shares of Wise Solutions common stock granted under the stock option plan and agreements of Wise Solutions outstanding immediately prior to the Effective Time were, in connection with the Wise Acquisition, accelerated, fully vested and terminated in exchange for an aggregate payment of $6.3 million. The 348,794 shares of the Company’s common stock issued in connection with the Wise Acquisition were valued at approximately $11.9 million based upon the closing price on December 1, 2003, which was the date the acquisition was closed. Additionally, direct acquisition costs incurred as of December 31, 2003, totaled $339,000.
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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
The unaudited Non-GAAP information presents the results of operations for the year ended December 31, 2003 as if the acquisition occurred as of January 1, 2003 after giving effect to certain adjustments, including, but not limited to, amortization of intangible assets, tax adjustments, and entries to conform Wise Solutions to the Company’s accounting policies. The $910,000 write-off for in-process research and development has been excluded from the pro forma results as it is a non-recurring charge. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, nor are they indicative of future results. As a result, the unaudited pro forma net results and the pro forma per share amounts do not purport to represent what the Company’s results of operations would have been if the acquisition of Wise Solutions had occurred at the beginning of the period, and is not intended to project the Company’s results of operations for any future period (in thousands, except per share data).

For the Year Ended
December 31, 2003

(Unaudited)
Revenue	$117,129
Net income	9,498
Basic net income per common share	0.42
Diluted net income per common share	0.39
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
The total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows (in thousands):

Cash consideration	$875
Common stock	839
Acquisition costs	28

Total purchase price	$1,742

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

		Amortization
	Amount	Period

Tangible assets	$11
Liabilities	(1,107)
Intangible assets:
Core technology	2,778	18 months
Trademark and patent	60	18 months

Purchase Price	$1,742

No pro forma information is provided for this acquisition as the results are immaterial to the results of the Company as a whole.
Tonic Software, Inc.
On December 30, 2004, the Company acquired Tonic Software, Inc. (“Tonic”). Tonic is a provider of technology for web application monitoring and diagnostic capabilities for heterogeneous environments.
The total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows (in thousands):

Accrued liability	$5,000
Acquisition costs	130

Total purchase price	$5,130

The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

		Amortization
	Amount	Period

Tangible assets	$455
Liabilities	(795)
Intangible assets:
Core technology	5,020	48 months
Customer lists	300	18 months
Non-compete agreement	150	24 months

Purchase Price	$5,130

No pro forma information is provided for this acquisition as the results are immaterial to the results of the Company as a whole.
Pedestal Software, Inc
On March 29, 2005, the Company acquired Pedestal Software, Inc. (Pedestal). The operations of Pedestal have been included in the accompanying consolidated statement of operations for the Company since March 29, 2005. As a result of the acquisition, Pedestal became a wholly owned subsidiary of the Company, and the former shareholders of Pedestal received, in exchange for their shares of common stock of Pedestal, in the aggregate approximately $67.7 million in cash. The Company assumed all unvested

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
options for $6.3 million and incurred acquisition costs of $3.1 million for a total purchase price of $77.1 million. A portion of the consideration has been placed in escrow to satisfy certain indemnification obligations of the former shareholders of Pedestal. The purchase price includes purchased goodwill of $52.1 million. The Company will test the goodwill for impairment at least annually.
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

The Company assumed all unvested Pedestal options as of the date of the acquisition, which were converted into options to purchase approximately 257,172 of the Company’s common stock. The fair value of the options assumed was determined using the Black-Scholes option pricing model with the following inputs: risk-free interest rate of 4.17%, an expected life of 4 years, volatility of 131%, zero dividend rate, and the fair value of the Company’s common stock as of March 29, 2005. The intrinsic value of these options on the date of the Pedestal acquisition totaled $3.2 million and will be recognized as compensation expense in future periods. The Company recognized $2.4 million of compensation expense related to these options in the year ended December 31, 2005.
The financial information presented includes purchase accounting adjustments to the tangible and intangible assets (in thousands):

		Amortization
	Amount	Period

Net tangible assets, including cash of $4,372	$8,745
Net tangible liabilities	(9,763)
Intangible assets:
Goodwill	52,511	Indefinite
Core technology	16,500	5 years
Deferred compensation	3,223	2-3 years
Customer relationships	3,500	5 years
In-process research and development	1,600	Expensed
Non-compete agreements	500	2 years
Trademark and trade name	270	1 year

Purchase Price	$77,086

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following unaudited pro forma information presents the results of operations for the year ended December 31, 2004 as if the acquisition occurred as of January 1, 2004 after giving effect to certain adjustments, including, but not limited to, amortization of intangible assets, interest income, tax adjustments, and entries to conform Pedestal to the Company’s accounting policies. The $1.6 million write-off for in-process research and development has been excluded in the pro forma results. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, nor are they indicative of future results. As a result, the unaudited pro forma net results and the pro forma per share amounts do not purport to represent what the Company’s results of operations would have been if the acquisition of Pedestal had occurred at the beginning of the period, and is not intended to project the Company’s results of operations for any future period (in thousands, except per share amounts):

For the Year Ended
December 31, 2004

(Unaudited)
Net revenues	$171,723
Net income	$7,713
Basic net income per share	$0.29
Diluted net income per share	$0.28
No pro forma information is provided for the same period in 2005 as the significant operating items were already included in the Company’s Statement of Operations.
BridgeWater Technologies
On August 31, 2004, the Company purchased certain assets and assumed certain liabilities from BridgeWater Technologies, Inc. (“BridgeWater”), (the “BridgeWater Acquisition”). The 4,154 shares of the Company’s common stock issued in connection with the BridgeWater Acquisition were valued at approximately $0.1 million based upon the closing price on August 31, 2004, the date the Company signed the asset purchase agreement with BridgeWater. In addition, 12,463 shares of the Company’s common stock were issued as prepaid compensation expense and valued at approximately $0.3 million were amortized over the 12 month service period. BridgeWater was a producer of network device discovery, provisioning and configuration technology.
The total purchase price and allocation among the tangible and identifiable intangible assets acquired and liabilities assumed is summarized as follows (in thousands):

Cash consideration and forgiveness of a liability due to the Company	$2,204
Common stock	98
Accrued liability	592
Acquisition costs	21

Total purchase price	$2,915

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The financial information presented includes the tangible and intangible assets (in thousands):

		Amortization
	Amount	Period

Tangible assets	$65
Liabilities	(50)
Intangible assets:
Core technology	2,825	18 months
Non-compete agreement	50	12 months
Customer lists	25	12 months

Purchase Price	$2,915

(4)	Leases
Capital leases
Certain computer equipment is leased under capital lease arrangements. The following is a summary of assets held under capital leases as of December 31, 2005 and 2004, which have been classified in the accompanying balance sheet as property and equipment (in thousands):

	2005	2004

Computer equipment	$4,137	$3,317
Office equipment	1	22
Furniture and fixtures	214	119
Less accumulated amortization	(2,358)	(2,055)

	$1,994	$1,403

The following is a schedule by year of future minimum lease payments under capital lease obligations together with the present value of the minimum lease payments at December 31, 2005 (in thousands):

Years Ending December 31,

2006	$1,666
2007	1,179
2008	535

Total minimum lease payments	3,380
Less amount representing interest	(228)

Present value of minimum lease payments	3,152
Less current portion	(1,518)

Capital lease obligations, net of current	$1,634

Operating leases
The Company is committed under non-cancelable operating leases involving office facilities and office and computer equipment. Rent expense for non-cancelable operating leases was $4.1 million, $3.4 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, aggregate future lease commitments are $4 million, $1 million, $364,000, $35,000, and $0 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Notes to Consolidated Financial Statements — (Continued)

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
2005 Stock Plan
The Company assumed the 2005 Stock Plan (the “2005 Plan,” formerly known as the Pedestal Software, Inc. 2002 Stock Option and Incentive Plan) during the Pedestal acquisition. A total of 503,672 shares of common stock were reserved for issuance pursuant to the 2005 Plan at the time it was assumed by the Company. The Company also assumed all of the then unvested options granted pursuant to the 2005 Plan as of the date of the acquisition, which were converted into options to purchase approximately 257,172 of the Company’s common stock. The 2005 Plan provides for the granting of incentive stock options to the Company’s employees, other than those employees who were employed by the Company or one of the Company’s subsidiaries (other than Pedestal) at the time of the Pedestal acquisition and for the grant of nonstatutory stock options, restricted stock, stock purchase rights, phantom stock and other awards based on the Company’s common stock to the Company’s employees, other than those employees who were employed by the Company or one of the Company’s subsidiaries (other than Pedestal) at the time of the Pedestal acquisition, directors and consultants. The 2005 Plan is administered by the board of directors or by committees appointed by the board of directors (“Administrators”). The Administrators have the power to determine the terms of the awards granted, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
A summary of option activity under the Plans for the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,738,169	$15.34	3,020,778	$8.79	3,417,143	$3.56
Granted	639,542	11.58	900,545	26.67	988,550	18.07
Exercised	(625,145)	5.20	(997,136)	4.30	(1,271,509)	2.04
Forfeited	(307,920)	20.33	(186,018)	22.99	(113,406)	7.74

Outstanding at end of year	2,444,646	16.32	2,738,169	15.34	3,020,778	8.79

Exercisable at end of year	1,283,510	$12.72	923,891	$7.07	823,120	$3.93
Weighted average fair value of options granted		$18.14		$24.51		$17.34
The following table summarizes the stock options outstanding as of December 31, 2005:

	Shares Outstanding			Shares Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.05 - 4.50	348,940	5.1	$2.16	309,705	$2.26
5.50 - 6.00	140,603	6.0	5.86	131,352	5.87
7.50 - 11.99	291,919	6.2	8.10	258,428	7.89
13.08	414,979	7.1	13.08	173,068	13.08
14.80 - 18.90	365,945	9.2	18.36	20,325	16.30
18.91 - 22.53	255,357	8.5	22.30	196,744	22.49
26.03	343,200	8.2	26.03	84,458	26.03
28.09 - 37.85	283,703	8.2	32.35	109,430	32.84

$ 0.05 - 37.85	2,444,646		$16.32	1,283,510	$12.72

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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Participants can purchase common stock through payroll deductions of up to 10 percent of their eligible compensation which includes a participant’s base salary, overtime and shift premiums and commissions, but excludes all other compensation. A participant could purchase a maximum of 1,125 shares during the first offering period under the ESPP and may purchase a maximum of 750 shares during each subsequent six-month offering period. Amounts deducted and accumulated for the participant are used to purchase shares of common stock at the end of each six-month offering period. The price is 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends three months following termination of employment. A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP.

(7)	Altiris 401(k) Plan
The Company adopted the Altiris, Inc. 401(k) Plan (the “401(k) Plan”) in February 2002. The 401(k) Plan covers all Altiris U.S. employees who meet certain requirements. The Plan allows the Company to contribute an amount equal to 50% of the first 6% of eligible compensation that the employee contributes.
The Company’s matching contributions to the 401(k) Plan was $1.1 million, $0.8 million, and $0.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(8)	Income taxes
The Company’s income before income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003

Domestic	$12,727	$25,175	$14,239
Foreign	(3,950)	2,201	1,731

	$8,777	$27,376	$15,970

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company’s total income tax provision for the years ended December 31, 2005, 2004 and 2003 includes (in thousands):

	2005	2004	2003

Current:
Federal	$5,054	$7,473	$1,520
State	1,193	1,653	186
Foreign	613	1,006	785

Total current	6,860	10,132	2,491

Deferred:
Federal	(495)	520	(510)
State	(305)	72	(29)
Foreign	(534)	(72)	—

Total deferred	(1,334)	520	(539)

Total provision for income taxes	$5,526	$10,652	$1,952

The actual income tax expense differs from the expected tax expense as computed by applying the U.S. federal statutory tax rate of 34 percent for 2005 and 35 percent for 2004 and 2003, as a result of the following for the years ended December 31 (in thousands):

	2005	2004	2003

U.S. federal statutory tax	$2,984	$9,582	$5,590
Foreign earnings taxed in specific jurisdictions	1,421	(18)	179
State taxes (net of federal income tax benefit)	587	1,208	102
Non-deductible items	354	349	151
Research credits	(263)	(763)	(590)
Foreign withholding taxes	—	184	191
Change in valuation allowance attributable to operations	(405)	—	(3,671)
Exclusion for ETI	(49)	(114)	—
Non-deductible in-process research and development	544	—	—
Section 199 Deduction	(122)	—	—
Stock-based compensation	416	—	—
Alternative Minimum Tax	—	224	—
Other	59	—	—

	$5,526	$10,652	$1,952

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.
From inception through December 31, 2005, the Company has generated net operating losses (“NOL”) for federal income tax reporting purposes of $7.0 million, which will begin to expire in 2021. This consists of $1.1 million and $5.9 million from the acquisitions of Tonic and Pedestal. The Company has various state net operating loss carryovers which expire depending on the rules of the various states to which the loss is allocated. The Company recorded $2.1 million of benefit as an increase to additional paid-in capital

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
in the current year resulting from exercise of stock options of $5.4 million and the reversal of valuation allowance from NOLs generated from stock option deduction of $2.4 million. In the year ending December 31, 2005, the Company generated $4.4 million of net operating losses in certain foreign jurisdictions. Other than $108,000 of benefit allowed for carryback in France, the Company has recorded a valuation allowance against these foreign losses due to the uncertainty of future taxable income in such foreign jurisdictions.
The valuation allowance of $1.2 million relates to a portion of the Tonic NOL carryforwards. Should the Company ultimately realize a benefit from these NOLs, the reversal of the valuation allowance would result in a provision benefit for the Company.
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
Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates which will apply when the differences are expected to be settled or realized. The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred tax assets:
U.S. NOL carryforwards	$6,030	$6,966
Accrued vacation	1,583	894
Allowance for bad debt	1,084	480
Accrued sales tax	17	15
Returns allowance	288	216
Stock-based compensation	2,054	1,123
Other	441	259
Other credits	1,191	591

Total deferred tax assets	12,688	10,544
Valuation allowance	(2,547)	(5,164)

Total net deferred tax assets	10,141	5,380

Deferred tax liabilities:
Prepaids	(67)	—
Depreciation and amortization	(420)	(561)
Identified intangible basis difference	(9,349)	(5,817)

Total deferred tax liability	(9,836)	(6,378)

Total net deferred tax asset (liability)	$305	$(998)

The total net deferred income tax asset of $0.3 million as of December 31, 2005 is comprised of a $5.9 million current deferred tax asset and a $5.6 million long-term deferred tax liability.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 109, Accounting for Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded a full valuation allowance for all of its U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including the limited operating history of the Company, the high volatility and uncertainty of the industry in which the Company operates, and a significant number of outstanding stock options which were expected to result in a significant reduction of future taxable income when the employees exercise such options. At December 31, 2005, the Company and the Company’s results of operations have mitigated this uncertainty. Thus, the remaining valuation allowance is due solely to the NOL carryforwards of Tonic of $1.2 million and to foreign losses of $1.3 million.

(9)	Commitments and contingencies
Indemnifications
Certain of the Company’s negotiated license agreements include indemnification provisions for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. At December 31, 2005, the Company is not aware of any material liabilities arising from these indemnifications.
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
Concentration of credit risk and significant customers
The Company offers credit terms on the sale of its software products to certain customers. The Company generally performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the years ended December 31, 2005, 2004 and 2003,

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
and as of December 31, 2005 and 2004, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	2005	2004	2003

Revenue:
Hewlett Packard	18%	31%	27%
Dell	26%	25%	15%

	2005	2004

Accounts receivable:
Hewlett Packard	12%	20%
Dell	18%	14%

(10)	Related party transactions
The Company leases from the Canopy Group, Inc. (“Canopy”), a prior shareholder, office space and related furniture and office equipment. As of December 31, 2005, the lease for the Company’s current corporate headquarters provides for monthly rent of $125,000 and expires in December 2006. During the year ended December 31, 2003, the Company incurred rent expense to Canopy of $1.3 million. As of December 31, 2004, Canopy is no longer considered a related party.
CEW, an entity owned by an executive officer of the Company, purchased approximately $447,000 of the Company’s product during the year ended 2005.
The Company utilizes the services of an outsourced vending company for internal use. An executive officer of the Company is related to the individual specifically accountable for the Company’s account. For the year ended 2005, the Company paid costs of $78,000 for these vending services.

(11)	Segment, geographic and customer information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for public enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as one segment, the development and marketing of IT service-oriented management software products and services.
Revenue from customers located outside the United States accounted for 37 percent, 36 percent and 33 percent of total revenue during the years ended December 31, 2005, 2004 and 2003, respectively. The majority of international sales have been made in Europe and Canada. There were no significant long-lived assets held outside the United States.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table presents revenue by geographic areas (in thousands):

	December 31,

	2005	2004	2003

Domestic operations:
Domestic customers	$118,227	$106,053	$66,101
International customers	8,992	7,738	3,892

Total	127,219	113,791	69,993

International operations:
United Kingdom customers	19,580	15,044	10,329
Other European customers	31,451	29,848	15,333
Other customers	9,390	7,882	3,684

Total	60,421	52,774	29,346

Consolidated revenue	$187,640	$166,565	$99,339

(12)	Restructuring charge
During 2005, the Company recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout the Company’s workforce, including $0.2 million of stock-based compensation related to the accelerated vesting of certain stock options.
Pursuant to the restructuring plan, the Company notified 86 employees that their employment would be terminated. As of December 31, 2005, 84 of these employees had left the Company’s employment. As of December 31, 2005, $2.1 million had been paid as termination benefits and related costs pursuant to the restructuring.
As part of the restructuring plan, the Company determined that office space in two locations in Landau Germany were no longer required. This office space, as of December 31, 2005, was no longer in use and, therefore, $71,000 of costs were accrued.
The following summarizes the restructuring plan activity as it relates to the employee severance and other related benefits as of December 31, 2005 (in thousands):

Restructuring liability at December 31, 2004	$—
Severance and related costs	2,071
Lease cancellation and other costs	71

Restructuring liability	2,142
Cash payments	(2,071)

Restructuring liability at December 31, 2005	$71

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(13)	Unaudited quarterly financial data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Year ended December 31, 2005
Total revenue	$46,932	$46,331	$48,775	$45,602
Gross profit	38,999	36,895	39,589	35,192
Net income (loss)	2,058	4,574	132	(3,513)
Basic net income (loss) per share	$0.08	$0.17	$0.00	$(0.13)
Diluted net income (loss) per share	$0.07	$0.16	$0.00	$(0.13)
Weighted average common shares (basic)	27,295	27,441	27,705	27,926
Weighted average common shares (diluted)	28,303	28,327	28,288	27,926
Year ended December 31, 2004
Total revenue	$37,412	$40,023	$40,696	$48,434
Gross profit	31,839	33,789	33,476	40,738
Net income attributable to common stockholders	3,093	3,694	3,389	6,548
Basic net income per share	$0.12	$0.14	$0.13	$0.24
Diluted net income per share	$0.11	$0.13	$0.12	$0.23
Weighted average common shares (basic)	26,108	26,349	26,695	26,997
Weighted average common shares (diluted)	27,540	27,553	27,840	27,967

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
ALTIRIS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Income (Loss)	Deductions	Period

	(In thousands)
Allowances for doubtful accounts:
Year ended December 31, 2005	$1,505	$1,457	$(186)	$2,776
Year ended December 31, 2004	$1,075	$724	$(294)	$1,505
Year ended December 31, 2003	$998	$429	$(352)	$1,075

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Income (Loss)	Deductions	Period

	(In thousands)
Allowances for sales returns and rebates:
Year ended December 31, 2005	$1,231	$6,779	$(6,080)	$1,930
Year ended December 31, 2004	$1,120	$4,528	$(4,417)	$1,231
Year ended December 31, 2003	$485	$2,138	$(1,503)	$1,120

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.
2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.
3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3	.2(A)	Amended and Restated Bylaws of the Registrant currently in effect.
4	.1(B)	Specimen Common Stock Certificate.
4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).
10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10	.2A(B)	1998 Stock Option Plan.
10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.
10	.3A(C)	2002 Stock Plan, as amended.
10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan.
10	.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.
10	.4A(N)	2002 Employee Stock Purchase Plan, as amended.
10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.
10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.
10	.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.
10	.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.
10	.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.
10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.
10	.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.
10	.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.
10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.
10	.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.
10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.
10	.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.
10	.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.
10	.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.
10	.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

Exhibit
Number		Description of Document

10	.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.
10	.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.
10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.
10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.
10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.
10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.
10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.
10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.
10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.
10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.
10	.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.
10	.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.
10	.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.
10	.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.
10	.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.
10	.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.
10	.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.
10	.7F(F)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.
10	.8(S)	2005 Stock Plan.
10	.9(W)(X)	Senior Management Severance Plan.
31.1		Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/ A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2005.