Form 10-K/A
period 2005-12-31
ALTIRIS INC
filed 2006-04-19
CIK 1139650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-49793

ALTIRIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0616516 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $333 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of June 30, 2005, the Registrant had 27,780,871 shares of its common stock, $0.0001 par value, issued and outstanding.
There were 28,892,889 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 13, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”), is to file revised officer certifications as Exhibits 31.1, 31.2 and 32.1. No other items of the Original Filing are being amended hereby.

PART IV
ITEM 15. Exhibits
     Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Altiris shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number	Description
2.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2(A)	Amended and Restated Bylaws of the Registrant currently in effect.

4.1(B)	Specimen Common Stock Certificate.

4.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A(B)	1998 Stock Option Plan.

10.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A(C)	2002 Stock Plan, as amended.

10.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5A3(F)(Y)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.

10.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

Exhibit
Number	Description
10.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

Exhibit
Number	Description
10.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.7F(F)(X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

10.8(S)	2005 Stock Plan.

10.9(W)	Senior Management Severance Plan.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

Exhibit
Number	Description
(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File NO. 000-49793) on November 9, 2005.

(Y)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

By: /s/ Gregory S. Butterfield

Gregory S. Butterfield President and Chief Executive Officer
Date: April 19, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Gregory S. Butterfield	Chairman, President, Chief Executive	April 19, 2006
(Gregory S. Butterfield)	Officer and Director (Principal Executive Officer)

/s/ Stephen C. Erickson	Vice President and Chief Financial Officer	April 19, 2006
(Stephen C. Erickson)	(Principal Financial and Accounting Officer)

* (Gary B. Filler)	Director	April 19, 2006

* (Jay C. Hoag)	Director	April 19, 2006

* (Michael J. Levinthal)	Director	April 19, 2006

* (V. Eric Roach)	Director	April 19, 2006

* (Mark E. Sunday)	Director	April 19, 2006

* By:	/s/ Gregory S. Butterfield

Gregory S. Butterfield Attorney-in-fact