Form 10-Q
period 2006-03-31
ALTIRIS INC
filed 2006-05-10
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 28,970,580 shares of the registrant’s common stock, par value $0.0001, outstanding as of May 9, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Currents assets:
Cash and cash equivalents	$129,644	$110,838
Available-for-sale securities	28,104	36,110
Accounts receivable, net of allowances of $5,814 and $4,706, respectively	34,694	45,547
Prepaid expenses and other current assets	3,771	3,383
Deferred tax asset	6,764	5,861

Total current assets	202,977	201,739
Property and equipment, net	6,672	6,564
Intangible assets, net	31,049	33,936
Goodwill	68,068	68,068
Available-for-sale securities, non-current	13,267	6,320
Other assets	287	330

Total assets	$322,320	$316,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,450	$1,518
Accounts payable	3,205	2,406
Accrued salaries and benefits	8,405	12,508
Other accrued expenses	8,503	7,011
Deferred revenue	52,694	57,270

Total current liabilities	74,257	80,713
Capital lease obligations, net of current portion	1,315	1,634
Other accrued expenses, non-current	30	57
Deferred tax liability, non-current	5,294	5,556
Deferred revenue, non-current	5,742	4,857

Total liabilities	86,638	92,817

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,368,719 and 27,970,369 shares outstanding, respectively	3	3
Additional paid-in capital	220,384	217,087
Deferred compensation	—	(3,031)
Accumulated other comprehensive income	(577)	(397)
Retained earnings	15,872	10,478

Total stockholders’ equity	235,682	224,140

Total liabilities and stockholders’ equity	$322,320	$316,957

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)

Revenue:
Software	$31,455	$28,726
Services	25,949	18,206

Total revenue	57,404	46,932

Cost of revenue:
Software	147	152
Amortization of acquired core technology	1,825	1,817
Services (inclusive of stock-based compensation of $137,000 and $0, respectively)	9,127	5,964

Total cost of revenue	11,099	7,933

Gross profit	46,305	38,999

Operating expenses:
Sales and marketing (inclusive of stock-based compensation of $1,064,000 and $27,000, respectively)	21,192	17,593
Research and development (inclusive of stock-based compensation of $1,000,000 and $6,000, respectively)	11,283	9,503
General and administrative (inclusive of stock-based compensation of $723,000 and $21,000, respectively)	5,781	6,059
Amortization of intangible assets	1,063	1,065
Restructuring charges	42	—
Write-off of in-process research and development	—	1,600

Total operating expenses	39,361	35,820

Income from operations	6,944	3,179

Other income (expense):
Interest income, net	1,251	875
Other income (expense), net	225	(826)

Other income, net	1,476	49

Income before income taxes and cumulative effect of a change in accounting principle	8,420	3,228
Provision for income taxes	(3,377)	(1,170)

Income, before cumulative effect of a change in accounting principle	$5,043	$2,058
Cumulative effect of a change in accounting principle (net of tax provision of $221 and $0, respectively)	351	—

Net income	$5,394	$2,058

Basic net income per common share
Before cumulative effect of an accounting change	$0.18	$0.08
Cumulative effect of a change in accounting principle	0.01	—

Net income	$0.19	$0.08

Diluted net income per common share
Before cumulative effect of an accounting change	$0.18	$0.07
Cumulative effect of a change in accounting principle	0.01	—

Net income	$0.19	$0.07

Basic weighted average common shares outstanding	27,881	27,295
Diluted weighted average common shares outstanding	28,275	28,303
Other comprehensive income, net of tax effects:
Net income	$5,394	$2,058
Unrealized gain (loss) on available-for-sale securities	(165)	(168)
Foreign currency translation adjustments	(15)	(337)

Comprehensive income	$5,214	$1,553

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)

Cash flows from operating activities:
Net income	$5,394	$2,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,809	3,708
Stock-based compensation	2,924	54
Cumulative effect of a change in accounting principle	(351)	—
Provision for doubtful accounts and other allowances	2,255	870
Write-off of in-process research and development	—	1,600
Reduction of income taxes payable as a result of stock option exercises	846	3,333
Reduction of income taxes payable due to release of valuation allowance	93	—
Deferred income taxes	(1,400)	(2,771)
Excess tax benefits from stock-based payment arrangements	(549)	—
Restructuring charges	42	—
Cash payments on restructuring charges	(113)	—
Gain on sale of available-for-sale securities	(234)	(14)
Loss on disposition of property and equipment	16	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,798	705
Prepaid expenses and other current assets	(358)	655
Other assets	42	(7)
Accounts payable	790	823
Accrued salaries and benefits	(4,125)	(3,276)
Other accrued expenses	1,546	(437)
Deferred revenue	(3,712)	1,670

Net cash provided by operating activities	15,713	8,971

Cash flows from investing activities:
Purchase of property and equipment	(1,034)	(751)
Proceeds from the sale of property and equipment	9	—
Purchase of available-for-sale securities	(27,679)	(6,771)
Disposition of available-for-sale securities	28,758	13,622
Cash paid in acquisitions, net of cash received	—	(69,661)

Net cash (used in) provided by investing activities	54	(63,561)

Cash flows from financing activities:
Excess tax benefits from stock-based payment arrangements	549	—
Principal payments under capital lease obligations	(411)	(285)
Net proceeds from the issuance of common shares	3,269	2,828
Minimum tax withholding on restricted stock awards	(229)	—

Net cash provided by financing activities	3,178	2,543

Net increase (decrease) in cash and cash equivalents	18,945	(52,047)
Effect of foreign exchange rates on cash and cash equivalents	(139)	86
Cash and cash equivalents, beginning of period	110,838	122,988

Cash and cash equivalents, end of period	$129,644	$71,027

Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$165
Cash paid for income taxes	$722	$493
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$23	$501
Unrealized (loss) on available-for-sale securities	$(165)	$(168)
Supplemental disclosure of acquisition activity:
Fair value of assets acquired, excluding cash acquired	$—	$78,484
Previously accrued purchase price for Tonic	—	5,116
Liabilities assumed, net of payments made	—	(9,763)
Unpaid acquisition cost liability	—	(1,544)
Value of common shares issued	—	—
Deferred compensation	—	3,677
Fair value of options issued	—	(6,309)

Cash paid for acquisition	$—	$69,661

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Organization and description of business

Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company develops and markets service-oriented software products and services that enable Information Technology (“IT”) professionals to better utilize and manage corporate IT resources. The Company markets its software products directly to end user customers and indirectly through original equipment manufacturers (“OEM”), distributors and other indirect sales channels.

(2)	Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, are adequate to make the information presented not misleading.

The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any future interim periods or for the entire calendar year ending December 31, 2006.

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries, Altiris Australia Pty Ltd., Altiris Computing Edge, Inc., Altiris GmbH (Germany), Altiris Services GmbH, Altiris Ltd., Altiris S.A.R.L., Altiris B.V., Altiris AB, Altiris GmbH (Switzerland), Altiris Estonia OÜ, Altiris Japan K.K., Altiris México S.A. de C.V., Altiris Singapore Pte Ltd., Pedestal Software, Inc. (“Pedestal”), Tonic Software, Inc. (“Tonic”) and Wise Solutions, Inc. (“Wise”) (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable and product returns, impairment of long-lived assets, valuation allowances against deferred income tax assets and share-based compensation.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Cash and cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $65.8 million and $63.8 million as of March 31, 2006, and December 31, 2005, respectively.

Available-for-sale investment securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of Other Comprehensive Income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. When securities are sold, their cost is determined based on the specific identification method. A realized gain of $234,000 and realized gain of $14,000 for the three months ended March 31, 2006, and 2005, respectively, has been recognized as a component of other income (expense), net.

Available-for-sale securities as of March 31, 2006, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$14,254	$2	$(43)	$14,213
Corporate debt	27,228	1	(71)	27,158
Equities	—	—	—	—

Total available-for-sale securities	$41,482	$3	$(114)	$41,371

Available-for-sale securities as of December 31, 2005, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government and Agency Securities	$27,489	$3	$(106)	$27,386
Corporate debt	13,594	18	(35)	13,577
Equities	1,293	174	—	1,467

Total available-for-sale securities	$42,376	$195	$(141)	$42,430

Revenue recognition

The Company applies the provisions of Statement of Position (“SOP”) 97-02, Software Revenue Recognition (“SOP 97-02”), as amended by SOP 98-09. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products, annual upgrade protection (“AUP”), technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company licenses its service-oriented management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. VSOE for AUP and services is established based on the price charged when the same element is sold separately. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software license is sold by the reseller, value added reseller, or distributor to an end-user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

As of March 31, 2006, management did not consider any of the Company’s long-lived assets to be impaired.

Goodwill

Goodwill resulted from the Company’s acquisition of Wise and Pedestal, and the indefinite-lived trademark and trade name resulted from the Company’s acquisition of Wise. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and indefinite-lived intangible assets. Instead, goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of March 31, 2006, management did not consider goodwill or indefinite-lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Translation of foreign currencies

The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income, which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income, net and amounted to a gain of $36,000 for the three months ended March 31, 2006, a loss of $547,000 for the three months ended March 31, 2005.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

SFAS No. 109, Accounting for Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded a full valuation allowance for all of its U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including the limited operating history of the Company, and the high volatility and uncertainty of the industry in which the Company operates. At March 31, 2005, the Company’s results of operations have mitigated this uncertainty and the valuation allowance was reversed except for the valuation allowance due to the NOL carry forwards of Tonic of $1.2 million, subject to 382 limitations, and to foreign losses of $1.4 million in jurisdictions where it is not more than likely than not that the deferred tax asset will be realized.

Share-based compensation

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), and

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Among other items, SFAS No. 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s share-based awards include stock options, restricted stock awards, and the Company’s Employee Stock Purchase Plan.

Prior to the Company’s adoption of SFAS No. 123R, the Company applied the intrinsic value method set forth in APB No. 25 to calculate the compensation expense for share-based awards. Historically, the Company has generally set the exercise price for the Company’s stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and the Company did not record any compensation expense unless the terms of the options were subsequently modified. In addition, the Company did not recognize any compensation expense for the Company’s Employee Stock Purchase Plan under APB No. 25. For restricted stock awards, the calculation of compensation expense under APB No. 25 and SFAS No. 123R is similar.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s condensed consolidated financial statements as of March 31, 2005, and for the three months then ended have not been restated to reflect the impact of SFAS No. 123R. During the three months ended March 31, 2005, the Company recognized share-based compensation expense of $54,000 due to the vesting of options issued in the money. See Note 4 for additional information.

In the three months ended March 31, 2006, the Company recognized share-based compensation expense of $2.9 million in the Company’s condensed consolidated financial statements, which included $1.9 million for stock options, $756,000 for restricted stock awards and $201,000 for the Company’s Employee Stock Purchase Plan. These amounts include (i) compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and (iii) compensation expense for restricted stock award grants made both before and after January 1, 2006.

The estimated fair value underlying the Company’s calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Upon adoption of SFAS No. 123R, the Company changed the Company’s method of attributing the value of share-based compensation to the straight-line, single-option method. Compensation expense for all stock options granted prior to January 1, 2006, will continue to be recognized using the accelerated, single-option method. In addition, SFAS No. 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if the Company’s estimates change based on the actual amount of forfeitures the Company has experienced. In the pro-forma information required under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

SFAS No. 123R requires us to calculate the pool of excess tax benefits, or the APIC pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. The Company applied the provisions of SFAS No. 123R in calculating the APIC pool.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform with the current period’s presentation.

(3)	Net income per common share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, including vested restricted stock awards. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and incremental common stock from assumed exercise of dilutive stock options and unvested restricted stock awards. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of stock options. During the three months ended March 31, 2006, there were 839,000 outstanding common share equivalents with a weighted average exercise price of $27.13 that were not included in the computation of Diluted EPS. During the three months ended March 31, 2005, there were 743,000 outstanding common share equivalents with a weighted average exercise price of $29.12 that were not included in the computation of Diluted EPS.

The following table summarizes the Company’s share computations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months
	Ended
	March 31,
	2006	2005
	(In thousands)

Basic Weighted Average Shares Outstanding:	27,881	27,295
Dilutive Effect of Stock Options	387	1,006
Dilutive Effect of the Employee Stock Purchase Plan	7	2

Diluted Weighted Average Shares Outstanding:	28,275	28,303

(4)	Employee stock benefit plans

Employee Stock Purchase Plan

2002 Employee Stock Purchase Plan

In February 2002, the Company’s board of directors adopted the 2002 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the completion of the Company’s initial public offering (“IPO”). A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, and the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of 2 percent of the outstanding shares of the Company’s common stock on the first day of the applicable year, 750,000 shares, or another amount as the Company’s board of directors may determine. The Company’s board of directors or a committee established by the board of directors administers the ESPP and has authority to interpret the terms of the ESPP and determine eligibility. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains consecutive, 6-month offering periods. The offering periods generally start on the first trading day on or after February 1 and August 1 of each year, except for the first such offering period which commenced on the first trading day on or after the effective date of the IPO and ended on February 1, 2003. All eligible employees were automatically enrolled in the first offering period. Participants can purchase common stock through payroll deductions of up to 10 percent of their eligible compensation which includes a participant’s base salary, overtime, shift premiums and commissions, but excludes all other compensation. A participant could purchase

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

a maximum of 1,125 shares during the first offering period under the ESPP and may purchase a maximum of 750 shares during each subsequent six-month offering period, based on IRS rules. Amounts deducted and accumulated for the participant are used to purchase shares of common stock at the end of each six-month offering period. The price is 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends three months following termination of employment. A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP. In the three months ended March 31, 2006, and March 31, 2005, approximately 122,000 and 68,000 shares, respectively, were issued under the ESPP at a weighted-average issue price of $12.72 and $21.46, respectively. The total intrinsic value of shares issued under the ESPP during the three months ended March 31, 2006, and March 31, 2005, was $828,000 and $536,000, respectively.

Company Stock Incentive Plans

1998 Stock Plan

The Company has adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan provides for the granting of non-qualified stock options to purchase shares of the Company’s common stock. The 1998 Plan is administered by the Company’s board of directors. Under the 1998 Plan, the Company’s board of directors could grant up to 4,325,000 options to employees, directors and consultants. Options granted under the 1998 Plan are subject to expiration and vesting terms as determined by the Company’s board of directors. In February 2002, the Company’s board of directors discontinued granting stock options under the 1998 Plan and retired any shares of common stock reserved for issuance under such plan and not subject to outstanding stock options. At that time, 4,197,058 options had been granted under the 1998 Plan. Under the terms of the 1998 Plan, the options generally expire 10 years after the date of grant or within three months of termination and generally vest as to 25 percent of the shares underlying the options at the end of each one year period over four years and are exercisable as they vest. The 1998 Plan contains certain restrictions and limitations, including the Company’s right of first refusal on the transfer or sale of shares issued upon exercise of vested options.

2002 Stock Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2002 Stock Plan (the “2002 Plan”) in January 2002. The 2002 Plan provides for the granting of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options and stock purchase rights (otherwise known as restricted stock awards) to the Company’s employees, directors and consultants. A total of 1,180,762 shares of common stock were initially reserved for issuance pursuant to the 2002 Plan, and the 2002 Plan provides for annual increases in the number of shares available on the first day of each year, beginning in 2003, equal to the lesser of 3 percent of the outstanding shares of common stock on the first day of the applicable year, 1,000,000 shares, or another amount as the Company’s board of directors may determine. The 2002 Plan is administered by the board of directors or, by committees appointed by the Company’s board of directors (“Administrators”). The Administrators have the power to determine the terms of the options and stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the exercisability of the options and stock purchase rights and the form of consideration payable upon exercise. Under the terms of the 2002 Plan, the options generally expire 10 years after the date of grant or within three months of termination. Options granted prior to 2005 generally vest as to 25 percent of the shares underlying the options at the end of each one year period over four years and are exercisable as they vest. Options granted during 2005 and 2006 generally vest as to 33 percent of the shares underlying the options at the end of each one year period over three years and are exercisable as they vest. Restricted stock awards also vest over a specified period, generally 33 percent at the end of each one year period over three

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

years and are exercisable as they vest. Restricted stock awards granted to executives generally vest over four years with a ratable schedule of 16.6 percent in each of the first three years and 50 percent in the fourth year. These awards also have a performance enhancement option based on meeting certain internal operating targets as determined by the Administrators. If the performance enhancement is met an additional 16.6 percent of the award will vest for each of the first three years and no awards will vest in the fourth year. Restricted stock awards are common stock issued to the recipient that have not vested.

2005 Stock Plan

The Company assumed the 2005 Stock Plan (the “2005 Plan,” formerly known as the Pedestal Software, Inc. 2002 Stock Option and Incentive Plan) during the Pedestal acquisition. A total of 503,672 shares of common stock were reserved for issuance pursuant to the 2005 Plan at the time it was assumed by the Company. The Company also assumed all of the then unvested options granted pursuant to the 2005 Plan as of the date of the acquisition, which were converted into options to purchase approximately 257,172 of the Company’s common stock. The 2005 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, phantom stock and other awards based on the Company’s common stock to the Company’s employees, other than those employees who were employed by the Company or one of the Company’s subsidiaries (other than Pedestal) at the time of the Pedestal acquisition, directors and consultants. The 2005 Plan is administered by the Company’s board of directors or by committees appointed by the Company’s board of directors (“Administrators”). The Administrators have the power to determine the terms of the awards granted, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration. Options granted under the 2005 plan generally vest as to 25 percent of the shares underlying the options at the end of a one year period and the remaining shares vest ratably each calendar quarter year over the next three years and are exercisable as they vest.

Plan Activity

A summary of the activity of our employee stock options during the three months ended March 31, 2006, and details regarding the options outstanding and exercisable at March 31, 2006, are provided below (in thousands, except per share data):

	Three Months Ended March 31, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)

Outstanding at beginning of year	2,444,646	$16.32
Granted	402,572	17.55
Exercised	(204,358)	8.37
Forfeited	(53,351)	21.37
Outstanding at end of year	2,589,509	$17.04	7.6	$17,171
Options outstanding, expected to vest	2,394,356	$16.77	7.5	$16,456
Exercisable at end of year	1,405,065	$14.59	6.7	$12,487

The total intrinsic value of options exercised during the three months ended March 31, 2006, and March 31, 2005 was $2.3 million and $3.7 million, respectively.

The tax benefit realized from stock option exercises and employee stock purchase rights in the three months ended March 31, 2006, and March 31, 2005, was $846,000 and $1.8 million, respectively.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the activity for restricted stock awards during the three months ended March 31, 2006, is provided below (in thousands except per share data):

	Three Months
	Ended
	March 31, 2006
		Weighted
	Restricted	Average
	Stock	Grant Date
Nonvested Shares	Awards	Fair Value

Unvested at beginning of period	356,459	$16.10
Grants	284,902	17.55
Vested	(83,838)	19.23
Canceled	(28,430)	16.42
Unvested at end of period	529,093	$16.81

The weighted-average remaining contractual life for unvested restricted stock awards at March 31, 2006, was 9.6 years. The 285,000 of restricted stock awards granted in the three months ended March 31, 2006, under the 2002 Plan were valued at $4.4 million when reduced by estimated forfeitures. The total fair value of restricted stock awards vested during the three months ended March 31, 2006, and March 31, 2005, was $1.6 million and $0, respectively.

Valuation and Expense Information under SFAS No. 123R

As indicated in Note 2, we adopted the provisions of SFAS No. 123R on January 1, 2006. In the three months ended March 31, 2006, we recognized share-based compensation expense of $2.9 million in our condensed consolidated financial statements, which included $1.9 million for stock options, $756,000 for restricted stock awards share and $201,000 for our ESPP. The following table summarizes the share-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS No. 123R (in thousands):

Three Months
Ended
March 31,
2006

Cost of revenue — services	$137

Share-based compensation expense included in cost of net revenue	137
Research and development	1,000
Sales and marketing	1,064
General and administrative	723

Share-based compensation expense included in operating expenses	2,787

Total share-based compensation expense related to share-based equity awards	2,924
Deferred tax benefit	1,173

Total share-based compensation expense related to share-based equity awards, net of tax	$1,751

We had no share-based compensation costs capitalized as part of the cost of an asset.

The adoption of SFAS No. 123R on January 1, 2006, decreased our pre-tax income by $1.9 million, decreased net income by $1.1 million, and decreased our basic and dilutive net income per share by $0.04 per share.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

At March 31, 2006, the estimated fair value of all unvested stock options and restricted stock awards that have not yet been recognized as compensation expense was $9.4 million and $5.6 million, respectively. We expect to recognize this amount over a weighted-average period of 2.1 and 2.6 years for unvested stock options and restricted stock awards, respectively.

As indicated in Note 2, under both SFAS No. 123R and SFAS No. 123 we used the Black-Scholes model to estimate the fair value of our option awards and employee stock purchase options issued under the ESPP.

The key assumptions used in the model during the three months ended March 31, 2006, and 2005, are provided below:

	Three Months Ended
	March 31,
	2006	2005

Stock option grants:
Risk free interest rate	4.6%	4.17%
Weighted average expected lives	6.0	4.0
Volatility	65%	131%
Dividend yield	—	—
ESPP:
Risk free interest rate	4.7%	2.7%
Weighted average expected lives	0.5	0.5
Volatility	22%	34%
Dividend yield	—	—

The fair value of the option awards and employee stock purchase options were:

	Three Months Ended
	March 31,
	2006	2005

Weighted-average grant date fair value of options granted	$11.11	$24.53
Weighted-average fair value of employee stock purchase options	$4.15	$5.97

We derive the expected term of our options through the use of a safe harbor rules of Staff Accounting Bulletin No. 107 (“SAB No. 107”). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock and those of our peer group. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Pro-forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

As indicated in Note 2, we applied the provisions of APB No. 25 to determine our share-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provision of SFAS No. 123 to our share-based compensation plans during the three months ended March 31, 2005 (in thousands, except per share data):

Three Months
Ended
March 31, 2005

Net income, as reported	$2,058
Add: Share-based employee compensation expense included in reported net income	54
Deduct: Share-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(2,560)

Pro forma net loss	$(448)

Basic net income (loss) per common share:
As reported	$0.08
Pro forma	$(0.02)

Diluted net income (loss) per common share:
As reported	$0.07

Pro forma	$(0.02)

(5)	Commitments and contingencies

Warranties

The Company generally warrants in its negotiated license agreements with its end-users that its software products will perform substantially in accordance with the product documentation delivered with the licensed product to the end-user for 90 days following delivery of the products. Additionally, the Company warrants that maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.

Indemnifications

The company generally provides within its negotiated license agreements a limited indemnification provision for claims by third-parties relating to the Company’s rights to use and distribute its products, as well as for claims of personal injury and property damage. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). At March 31, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

Legal matters

The Company is involved in claims that arise in the ordinary course of business. In accordance with SFAS No. 5 the Company makes a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the Company’s opinion, the

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of licenses to its software products to certain customers. The Company periodically performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three months ended March 31, 2006, and 2005, and as of March 31, 2006, and December 31, 2005, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three Months Ended
	March 31,
	2006	2005

Revenue:
Hewlett-Packard	15%	31%
Dell	24%	18%

	March 31,	December 31,
	2006	2005

Accounts receivable:
Hewlett-Packard	12%	12%
Dell	23%	18%

(6)	Segment, geographic and customer information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 establishes standards for public enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as one segment, the development and marketing of service-oriented management software products and services.

Revenue from customers located outside the United States accounted for 31% and 40% of total revenue for the three months ended March 31, 2006, and 2005, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of March 31, 2006.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents revenue by geographic areas (in thousands):

	Three Months
	Ended
	March 31,
	2006	2005

Domestic operations:
Domestic customers	$39,609	$28,348
International customers	1,723	2,565

Total	41,332	30,913

International operations:
Europe customers	13,777	13,949
Other customers	2,295	2,070

Total	16,072	16,019

Consolidated revenue	$57,404	$46,932

(7)	Restructuring charge

During 2005, the Company recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout the Company’s workforce, including $0.2 million of share-based compensation related to the accelerated vesting of certain stock options.

Pursuant to the restructuring plan, the Company notified 86 employees that their employment would be terminated. As of March 31, 2006, all of these employees had left the Company’s employment. As of March 31, 2006, $2.2 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, the Company determined that office space in two locations in Landau, Germany were no longer required. This office space, as of March 31, 2006, was no longer in use and all required obligations had been settled.

The following summarizes the restructuring plan activity as it relates to the employee severance and other related benefits for the period ended March 31, 2006 (in thousands):

Restructuring liability at December 31, 2005	$71
Severance and related costs	26
Lease cancellation and other costs	16

Restructuring liability	113
Cash payments	(113)

Restructuring liability at March 31, 2006	$0

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere within this report.

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

Overview

We are a leading provider of service-oriented management software products and services that enable organizations to manage information technology, or IT, assets throughout their lifecycles. Our comprehensive integrated lifecycle management solutions are designed to address the challenges that IT professionals face in deploying, migrating, backing up and restoring software settings on multiple hardware devices; provisioning and managing servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; accessing security compliance and vulnerabilities; managing patches and updates; and facilitating problem resolution for hardware or software failures. We have designed our software for use by organizations of all sizes to manage the efficiency and ensure the reliability and availability of complex and distributed IT environments. We believe that the comprehensive functionality of our products, combined with their ease of installation and use, allows an organization to lower its total cost of IT ownership. Our products are used by businesses in a wide variety of industries and computing environments. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002.

History and background

We began operations in 1996 as the software division of KeyLabs, a privately held independent software quality and e-commerce testing company. In August 1998, Altiris, Inc. was formed as a separate corporation.

Our initial product development was focused on deployment and imaging. In 1999, we released our first migration product. In September 2000, we acquired substantially all of the assets of Computing Edge Corporation, or Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, Inc., or Tekworks, which included key components of our helpdesk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq Computer Corporation’s, or Compaq’s, Carbon Copy technology, which included remote control capability. In September 2002, we acquired substantially all of the technology assets of Previo, Inc., or Previo, which included system back-up and recovery technology. In December 2003, we acquired Wise Solutions, Inc., or Wise Solutions, which included enterprise application packaging capabilities. In February 2004, we acquired FSLogic Inc., or FSLogic, which file system layering technology enhances our application management capabilities. In August 2004, we acquired Bridgewater Technologies, Inc., or Bridgewater, which included network device management as well as quarantine capabilities. In December 2004, we acquired Tonic Software, Inc., or Tonic, which included web application monitoring capabilities. In March 2005, we acquired Pedestal Software, Inc., or Pedestal, which included security management capabilities.

Sources of revenue

We derive a large portion of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as distributors, value added resellers, or VARs, original equipment manufactures, or OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 31% of our total revenue in the three months ended March 31, 2006, 37% of our total revenue in the year ended 2005, and 36% of our total revenue in the year ended 2004. As of March 31, 2006, we had sales people located internationally in North America, Latin America, Asia, Australia, Europe and Africa.

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

License revenue

We license our service-oriented management products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end-user when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software license is sold by the OEM to an end-user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software license is sold by the reseller, VAR or distributor to an end-user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of March 31, 2006, we had $58.4 million of deferred revenue.

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

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K filed on March 16, 2006, as amended. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	impairment of long-lived assets;

•	valuation allowances against deferred income tax assets; and

•	stock-based compensation.

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

SFAS No. 109, Accounting for Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded a full valuation allowance for all of its U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including the limited operating history of the Company, the high volatility and uncertainty of the industry in which the Company operates. As of March 31, 2006, we continue to maintain a valuation allowance of approximately $2.6 million against certain net operating losses provided in certain acquisitions and foreign jurisdictions because it is more likely than not that some or all of the deferred tax assets may not be realized.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006, and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, the Company recognizes compensation cost for awards granted prior to but not yet vested as of January 1, 2006, on an accelerated basis and all awards granted after January 1, 2006, on a straight-line basis. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25 therefore we generally recognized compensation expense for restricted stock awards and, generally recognized compensation expense only when we granted options with an exercise price below the fair market value on the date of grant.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. The Company calculated the expected term using the “simplified” method accepted under Staff Accounting Bulletin No. 107 (SAB No. 107). The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock and those of our peer group. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 4 to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.

Predictability of Limited operating history

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During 2004, we eliminated the accumulated deficit of $9.5 million as of December 31, 2003, and have retained earnings of $15.9 million as of March 31, 2006.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support growth and such other risks described within Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended March 31, 2006, and 2005:

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Software	55%	61%
Services	45	39

Total revenue	100	100

Cost of Revenue:
Amortization of acquired intellectual property	3	4
Services	16	13

Total cost of revenue	19	17

Gross Profit	81	83

Operating Expenses:
Sales and marketing	37	38
Research and development	20	20
General and administrative	10	13
Amortization of intangibles	2	2
Restructuring charges	—	—
Write-off of in-process research and development	—	3

Total operating expenses	69	76

Income from operations	12	7
Other income, net	3	—
Provision for income taxes	(6)	(2)
Cumulative effect of a change in accounting principle, net of tax	—	—

Net income	9%	5%

Revenue

Our total revenue increased from $46.9 million for the three months ended March 31, 2005, to $57.4 million for the three months ended March 31, 2006, representing growth of 22%. Revenue from customers outside of the United States decreased from $18.6 million for the three months ended March 31, 2005, to $17.8 million for the three months ended March 31, 2006, representing a decrease of 4%. Sales to HP and Dell accounted for 31% and 18% of our total revenue for the three months ended March 31, 2005, respectively, and 15% and 24% of our total revenue for the three months ended March 31, 2006, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.

Software.  Our software revenue increased from $28.7 million for the three months ended March 31, 2005 to $31.5 million for the three months ended March 31, 2006, representing growth of 10%. The increase in the three months ended March 31, 2006, as compared to the comparable fiscal 2005 period was primarily due to the carryover of $7.1 million into the first quarter of 2006 from the fourth quarter of 2005 due to our not delivering permanent license keys of an element of certain suite solutions. Excluding the impact of this $7.1 million license revenue carryover, our license revenue for the three months ended March 31, 2006, would have been $24.4 million, representing a decrease of 15% compared to the same period in 2005.

Services.  Services revenue increased from $18.2 million for the three months ended March 31, 2005, to $25.9 million for the three months ended March 31, 2006, representing an increase of 42%. The $7.7 million increase in services revenue in the three months ended March 31, 2006, as compared to the comparable period of 2005 was due to an increase of $3.3 million of new and renewed AUP associated with the increase in software license revenue and $4.5 million in consulting and training revenue due to more service engagements purchased.

Cost of revenue

Software.  Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue remained consistent at $2.0 million for the three months ended March 31, 2005, and for the three months ended March 31, 2006.

Services.  Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services and training personnel. Our cost of services revenue increased from $6.0 million for the three months ended March 31, 2005, to $9.1 million for the three months ended March 31, 2006. The increase in our cost of services revenue was due to an increase of $3.0 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements and $0.1 million in stock-based compensation. Cost of services revenue represented 33% and 35% of services revenue for the three months ended March 31, 2005, and 2006, respectively.

Operating expenses

Sales and marketing.  Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $17.6 million for the three months ended March 31, 2005, to $21.2 million for the three months ended March 31, 2006, an increase of 20%. The increase in the fiscal 2006 period as compared to the comparable 2005 fiscal period was primarily due to an increase in salaries and benefits, including commissions and stock-based compensation, from an increase in our worldwide sales and marketing personnel, including customer services and support, which increased from 444 employees at March 31, 2005, to 499 employees at March 31, 2006. This includes the increased headcount and expenses for the acquisition of Pedestal in March 2005. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Sales and marketing expense represented 38% of total revenue for the three months ended March 31, 2005, and 37% of total revenue for the three months ended March 31, 2006. The decrease primarily was due to the economies of the $7.1 million in license revenue carryover from the fourth quarter of 2005 to the first quarter of 2006 as offset by an increase in the salesforce. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2006 as we expand our sales and marketing efforts.

Research and development.  Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $9.5 million for the three months ended March 31, 2005, to $11.3 million for the three months ended March 31, 2006, an increase of 19%. The increase in fiscal 2006 period as compared to the comparable fiscal 2005 period was primarily due to the increased expenses from the acquisition of Pedestal Software on March 29, 2005, additional cost related to the release of Software Virtualization Solution on March 23, 2006, and an increase in stock-based compensation. Total headcount remained unchanged at 309 employees at March 31, 2005, and at March 31, 2006. Research and development expense represented 20% of total revenue for the three months ended March 31, 2005 and 20% of total revenue for the three months ended March 31, 2006. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2006.

General and administrative.  General and administrative expense consists of salaries, bonuses, share-based compensation, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense was $6.0 million for the three months ended March 31, 2005, and $5.8 million for the three months ended March 31, 2006. The decrease in the three months ended March 31, 2006, as compared to the comparable fiscal 2005 period was primarily due to not incurring legal fees associated with certain legal proceedings which were settled during the first half of 2005, which was offset by stock based compensation during the three months ended March 31, 2006. General and administrative personnel remained unchanged at 93 employees at March 31, 2005, and March 31, 2006. General and administrative expense represented 13% of total revenue for the three months ended March 31, 2005, and 10% of total revenue for the three months ended March 31, 2006. The decrease was primarily due to the economies of the $7.1 million in license revenue carryover from the fourth quarter of 2005 to the first quarter of 2006 as described above. We expect that general and administrative expense will continue to increase through the remainder of 2006 to support our growth and due to costs associated with being a public company.

Share-based compensation.  We adopted SFAS No. 123R, Share Based Payments, as described more fully in the notes to condensed consolidated financial statements, effective January 1, 2006. We recognized share-based compensation expense of $54,000 for the three months ended March 31, 2005 and $2.9 million for the three months ended March 31, 2006. We expect share-based compensation expenses, accounted for under the requirements of SFAS No. 123R, will be approximately $10.1 million for our fiscal year ending December 31, 2006.

Amortization of intangible assets.  Amortization of intangible assets relates to the intangible assets acquired from Wise Solutions, Tonic, and Pedestal, excluding core technology. Amortization of intangible assets remained unchanged at $1.1 million for the three months ended March 31, 2005, and for the three months ended March 31, 2006.

Write-off of in-process research and development.  Write-off of in-process research and development of $1.6 million written off in the three months ended March 31, 2005, relates to the Pedestal acquisition.

Other income (expense), net.  Other income (expense), net consists primarily of interest income, interest expense and investment and foreign currency transaction gains and losses. We had other income of $49,000 for the three months ended March 31, 2005, which consists primarily of interest income, offset by interest expense. We had other income of $1.5 million for the three months ended March 31, 2006, which consists primarily of interest income, offset by interest expense and a gain of approximately $0.2 million from the sale of short-term investments.

Provision for income taxes.  The provision for income taxes consists of federal and state income taxes attributable to operations and for foreign jurisdictions in which we generated income. The federal and state provision results from earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $1.2 million in the three months ended March 31, 2005, and $3.4 million in the three months ended March 31, 2006.

Cumulative effect of a change in accounting principle.  We recorded a benefit of $0.4 million from the cumulative effect of a change in accounting principle, net of taxes. This change is due to estimating and recording expected forfeitures at the time an option or award is granted as required by the adoption provisions of SFAS No. 123R, effective January 1, 2006.

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

Our operating activities provided $15.7 million of cash during the three months ended March 31, 2006, and $9.0 million during the three months ended March 31, 2005. Cash provided by operating activities during the three months ended March 31, 2006, consisted primarily of net income of $5.4 million, adjusted for $3.8 million of depreciation and amortization, a $2.3 million provision for doubtful accounts and other allowances, a $1.4 million decrease in deferred income taxes, $0.5 million for excess tax benefits from stock-based payment arrangements, $0.8 million for a reduction of income taxes payable as a result of stock option exercises $0.1 million for a reduction of income taxes payable due to the release of valuation allowances previously placed on deferred tax assets, and $2.9 million in stock-based compensation. Changes in operating assets and liabilities provided $3.0 million of cash during the three months ended March 31, 2006, consisting primarily of a $8.8 million decrease in accounts receivable, a $4.1 million decrease in accrued salaries and benefits, a $1.5 million increase in other accrued expenses, and a $3.7 million decrease in deferred revenue. Net cash provided by operating activities during the three months ended March 31, 2005, consisted primarily of net income of $2.1 million, adjusted for $3.7 million of depreciation and amortization, $0.1 million of stock-based compensation, a $0.9 million provision for doubtful accounts and other allowances, a $1.6 million write-off of in-process research and development costs related to the Pedestal acquisition, $3.3 million of a reduction in income taxes payable as a result of stock option exercises, offset by a $2.7 million decrease in deferred income taxes. Changes in operating assets and liabilities provided $0.1 million of cash during the three months ended March 31, 2005, consisting primarily of an $1.7 million increase in deferred revenue, offset by $3.3 million decrease in accrued salaries and benefits, $0.4 million decrease in other accrued expenses, and a $0.7 million increase in accounts receivable.

Accounts receivable decreased from $45.5 million as of December 31, 2005, to $34.7 million as of March 31, 2006. Accounts receivable decreased primarily due to the collection of outstanding receivables and an improvement in days sales outstanding. Deferred revenue decreased from $62.1 million as of December 31, 2005, to $58.4 million as of March 31, 2006, due primarily due to the $7.2 million in license and service revenue which was deferred as of December 31, 2005, and recognized in the first quarter of 2006.

Investing activities provided $54,000 of cash during the three months ended March 31, 2006, and used $63.6 million of cash during the three months ended March 31, 2005. Cash provided by investing activities during the three months ended March 31, 2006, consisted of $27.7 million in purchase of available-for-sale securities, $1.0 million for purchases of property and equipment, offset by $28.8 million in dispositions of available-for-sale securities. Cash used by investing activities during the three months ended March 31, 2005, consisted of $6.8 million in purchases of available-for-sale securities, $0.8 million for purchases of property and equipment, and $70.0 million for acquisitions, offset by $13.6 million in dispositions of available-for-sale securities.

Financing activities provided $3.2 million of cash during the three months ended March 31, 2006, and $2.5 million of cash during the three months ended March 31, 2005. During the three months ended March 31, 2006, we received $3.3 million of cash from the exercise of stock options, $0.5 million in excess tax benefits from stock-based payment arrangements, offset by $0.4 million of payments on capital lease obligations, and $0.2 million of payments related to minimum tax withholdings on the release of restricted stock awards. During the three months ended March 31, 2005, we received $2.8 million of cash from the exercise of stock options, offset by $0.3 million of payments on capital lease obligations.

As of March 31, 2006, we had stockholders’ equity of $235.7 million and working capital of $128.7 million. Included in working capital is deferred revenue of $52.7 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the foreseeable future.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

	Payments Due by Period
		Less than	1-3	After
	Total	1 Year	Years	3 Years

Contractual Obligations:
Capital leases	$2,922	$1,551	$1,371	$—
Operating leases	4,581	3,370	1,211	—

Total contractual obligations	$7,503	$4,921	$2,582	$—

As of March 31, 2006, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.

Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FSP FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB No. 18, The Equity Method of Accounting for Investments in Common Stock. We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

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

Our business is principally transacted in United States Dollars. During the year ended December 31, 2005, approximately 32% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. During the three months ended March 31, 2006, approximately 28% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Estonia, Japan, the Netherlands, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of March 31, 2006, we had no hedging contracts outstanding. At March 31, 2006, we had $171 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, or the Evaluation Date (March 31, 2006), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be included in our Exchange Act reports is properly recorded, processed summarized and reported within the time periods specified.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that act, our management will be required to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2006, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 2) in our internal control over financial reporting. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that certain control deficiencies that are identified from time to time, either individually or in combination, may constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate these control deficiencies before December 31, 2006, and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock would likely decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	the timing of revenue recognition for sales of software licenses and services;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or our strategic partners;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services;

•	the amount and timing of operating expenses and capital expenditures relating to the expansion of our business and operations;

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere; and

•	costs associated with legal proceedings, including legal fees and any adverse judgments or settlements.

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

If Microsoft significantly increases its market share in the systems management software market, the demand for our products and our ability to increase our market penetration would likely be adversely affected.

Microsoft has delivered expanded offerings in the systems management software market that compete with our products and has announced its intention to continue to deliver competitive offerings in that market. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business would likely impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in delivering systems management software offerings that compete with our products may delay or change their buying decisions and limit our ability to increase market penetration and grow our business.

If the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, the demand for our Microsoft-based products would suffer.

Many of our products are designed specifically for the Windows platform and designed to use current Microsoft technologies and standards, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, Linux, Macintosh and Palm, we believe that the integration between our products and Microsoft’s products is one of our competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports existing or future products offered by our competitors that compete with our products, the demand for our products would suffer. Additionally, if Microsoft does not provide or delays providing the necessary technical information for us to develop products that integrate or interact with Microsoft’s products and technologies, our ability to develop and deliver Microsoft-based products would be impaired and the demand for our products could suffer.

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

An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 25% of our revenue in 2004, 26% of our revenue in 2005, and 24% of our revenue in the three months ended March 31, 2006. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to third parties. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to market and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. In recent periods, the percentage of revenue that we derive through our relationship with HP has decreased and any further loss of significant revenue from HP could negatively impact our results of operations. HP accounted for approximately 31% of our revenue in 2004, 18% of our revenue in 2005, and 15% of our revenue in the three months ended March 31, 2006. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business with HP would deteriorate.

In addition, HP has acquired a number of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings, through acquiring companies in our market or otherwise, the level of revenue we derive through our relationship with HP could continue to decline and our growth prospects for our HP business could be impaired. HP has indicated that it changed the compensation structure for its sales representatives in a way that promotes the marketing and sale of HP’s acquired products. In addition, HP has announced an organizational restructuring, including workforce reductions, which may disrupt or eliminate existing relationships with personnel at HP and may negatively affect our ability to grow our HP business.

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels. Our indirect sales channels generated approximately 86% of our revenue in 2004, 81% of our revenue in 2005, and 79% of our revenue in the three months ended March 31, 2006. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Our historical growth has placed, and our future growth is likely to continue to place, a significant strain on our resources. To manage our continued growth and geographically dispersed organization, we expect to continue to hire additional resources and expertise in our finance, operations and administrative functions. We also expect to expand and improve our internal systems, including our management information systems, customer relationship and support systems, and operating, administrative and financial systems and controls. This effort will require us to incur significant expense and make significant capital expenditures, and may divert the attention of management and other personnel from our core business operations, either of which may adversely affect our financial performance in one or more quarters.

Moreover, our growth has resulted, and our expected future growth will result, in increased responsibilities of management personnel, including, without limitation, our finance and operations personnel. In recent years, we have experienced growth organically and through acquisitions, resulting in a significant increase in the complexity of managing the financial and operational affairs of our business. As a result, we have in the past, and may in the future, experience unanticipated fluctuations in our quarterly operating results as a result of the challenges of managing the financial and operational affairs of our increasingly complex, geographically dispersed organization. Successfully meeting these challenges will require substantial resources or expertise that we may not have or otherwise be able to obtain. If we fail to recruit and retain sufficient and qualified management personnel, including, without limitation, in our finance and operations organization, or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely impacted and our business and financial condition could be materially harmed or our stock price may decline or experience volatility.

If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented approximately 64% in 2004, 57% in 2005, and 67% of our revenue in the three months ended March 31, 2006. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

We believe that historically many companies have addressed their IT management needs for systems and applications internally and have only recently become informed of the benefits of third-party software products such as ours and the related services as these needs have become more complex. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party service-oriented management software products and services and their deployment of these products and services on an enterprise-wide basis.

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

In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, sustained police or military action in Afghanistan and Iraq, strained international relations with Iran and North Korea, and other conflicts in the Middle East and Asia, may halt or hinder our ability to do business, increase our costs and adversely affect our stock price. This increased instability may, for example, negatively impact the reliability and cost of transportation, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations. In addition, this international political instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

Our industry changes rapidly due to evolving technological standards and IT management models, and our future success will depend on our ability to continue to meet the sophisticated and changing needs of our customers.

Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to the development of Windows and other operating systems generally and to changing methods for IT management and systems management software delivery, including the “managed services” and “software as a service” models. If we do not enhance our software products and services to meet these evolving needs, we may not remain competitive and be able to grow our business.

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

Sales to international customers represented approximately 36% of our revenue in 2004, 37% of our revenue in 2005, and 31% of our revenue in the three months ended March 31, 2006. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

•	our ability to adapt and conform to accepted local business practices and customs;

•	delays in translating and localizing products and documentation;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	longer payment cycles;

•	seasonal reductions in business activity in certain foreign countries, such as the summer months in Europe;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection in certain foreign countries;

•	laws that increase the costs and other risks of doing business in certain foreign countries;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

Operating in international markets also requires significant management attention and financial resources and will place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that the investment and additional resources required in establishing facilities in other countries will produce the desired levels of revenue or profitability.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, has made changes to GAAP that requires us to record an additional charge to earnings for employee stock option grants (SFAS No. 123, as revised). Under the new guidance, stock options are recorded at their estimated fair value on the date of grant beginning January 1, 2006. This change increased our operating expenses by approximately $1.9 million during the quarter ended March 31, 2006. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant options to employees, we may incur increased accounting compensation costs, which may lead us to change our equity compensation strategy which may make it more difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

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

While we believe that we have taken and continue to take appropriate steps to remediate control deficiencies we have encountered in the past, we may encounter additional control deficiencies in the future. Moreover, if control deficiencies exist in our internal control over information systems, including that which we have previously identified and have sought or are seeking to remediate, our ability to reliably provide financial statements in accordance with GAAP could be impaired, which would lead to a loss of investor and customer confidence and a sustained material decline in our stock price.

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

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	trading of our common stock by our directors and officers;

•	the trading volume of our common stock generally; and

•	disruptions in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

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

Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs

January 1, 2006 through January 31, 2006	1,297	$18.01	—	—
February 1, 2006 through February 28, 2006	39,420	5.38	—	—
March 1, 2006 through March 31, 2006	—	—	—	—

Total	40,717	$5.78	—	—

(1)	During the three months ended March 31, 2006, we repurchased 28,430 shares of our common stock at $0.0001 per share (the original purchase price) through the exercise of our repurchase option in our restricted stock purchase agreements with certain former employees. These restricted stock purchase agreements were entered into in connection with the award of stock purchase rights granted to such employees in accordance with our 2002 Stock Plan, and we exercised our repurchase option as a result of the termination of their employment prior to the vesting of such rights. During the three months ended March 31, 2006, we repurchased 12,287 shares of our common stock from current employees, at the then-current fair market value for each respective purchase, in order to satisfy our federal and local tax withholding obligations arising from the lapse of our repurchase right for such shares in accordance with our 2002 Stock Plan and the applicable restricted stock purchase agreement.

ITEM 5.	OTHER INFORMATION

Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of March 31, 2006, to our knowledge, Gregory S. Butterfield, President and Chief Executive Officer and Chairman of Altiris, Stephen C. Erickson, Vice President and Chief Financial Officer and Dwain A. Kinghorn, Chief Technology and Strategy Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6.	EXHIBITS

Exhibit
Number		Description of Document

2	.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.
2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.
3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3	.2(Y)	Amended and Restated Bylaws of the Registrant currently in effect.
4	.1(B)	Specimen Common Stock Certificate.
4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).
10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10	.2A(B)	1998 Stock Option Plan.
10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.
10	.3A(C)	2002 Stock Plan, as amended.
10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan.
10	.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.
10	.4A(N)	2002 Employee Stock Purchase Plan, as amended.
10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.
10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.
10	.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.
10	.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.
10	.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.
10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.
10	.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.
10	.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.
10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.
10	.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.
10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.
10	.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.
10	.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

Exhibit
Number		Description of Document

10	.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.
10	.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.
10	.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.
10	.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.
10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.
10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.
10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.
10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.
10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.
10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.
10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.
10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.
10	.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.
10	.6I	Eighth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated December 14, 2006.
10	.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.
10	.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.
10	.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.
10	.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.
10	.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.
10	.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.
10	.7F(F)(X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.
10	.8(S)	2005 Stock Plan.
10	.9(W)	Senior Management Severance Plan.
31.1		Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

Exhibit
Number	Description of Document

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File NO. 000-49793) on November 9, 2005.

(Y)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Current Report on Form 8-K (File No. 000-49793) on April 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

/s/  STEPHEN C. ERICKSON
Stephen C. Erickson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.
2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.
3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3	.2(Y)	Amended and Restated Bylaws of the Registrant currently in effect.
4	.1(B)	Specimen Common Stock Certificate.
4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).
10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10	.2A(B)	1998 Stock Option Plan.
10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.
10	.3A(C)	2002 Stock Plan, as amended.
10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan.
10	.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.
10	.4A(N)	2002 Employee Stock Purchase Plan, as amended.
10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.
10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.
10	.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.
10	.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.
10	.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.
10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.
10	.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.
10	.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.
10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.
10	.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.
10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.
10	.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.
10	.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.
10	.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

Exhibit
Number		Description of Document

10	.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.
10	.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.
10	.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.
10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.
10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.
10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.
10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.
10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.
10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.
10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.
10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.
10	.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.
10	.6I	Eighth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated December 14, 2006.
10	.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.
10	.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.
10	.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.
10	.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.
10	.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.
10	.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.
10	.7F(F)(X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.
10	.8(S)	2005 Stock Plan.
10	.9(W)	Senior Management Severance Plan.
31.1		Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibit.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File NO. 000-49793) on November 9, 2005.

(Y)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Current Report on Form 8-K (File No. 000-49793) on April 28, 2006.