Form 10-Q
period 2006-06-30
ALTIRIS INC
filed 2006-08-07
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 000-49793
ALTIRIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0616516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 29,111,720 shares of the registrant’s common stock, par value $0.0001, outstanding as of August 2, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2006	2005

ASSETS
Currents assets:
Cash and cash equivalents	$124,214	$110,838
Available-for-sale securities	44,119	36,110
Accounts receivable, net of allowances of $5,332 and $4,706, respectively	40,794	45,547
Prepaid expenses and other current assets	7,277	3,383
Deferred tax asset	5,929	5,861

Total current assets	222,333	201,739

Property and equipment, net	6,905	6,564
Intangible assets, net	28,385	33,936
Goodwill	68,068	68,068
Available-for-sale securities, non-current	––	6,320
Other assets	287	330

Total assets	$325,978	$316,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,345	$1,518
Accounts payable	2,577	2,406
Accrued salaries and benefits	10,089	12,508
Other accrued expenses	3,836	7,011
Deferred revenue	54,166	57,270

Total current liabilities	72,013	80,713

Capital lease obligations, net of current portion	1,039	1,634
Other accrued expenses, non-current	30	57
Deferred tax liability, non-current	3,971	5,556
Deferred revenue, non-current	5,970	4,857

Total liabilities	83,023	92,817

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,510,241 and 27,970,369 shares outstanding, respectively	3	3
Additional paid-in capital	224,747	217,087
Deferred compensation	––	(3,031)
Accumulated other comprehensive loss	(506)	(397)
Retained earnings	18,711	10,478

Total stockholders’ equity	242,955	224,140

Total liabilities and stockholders’ equity	$325,978	$316,957

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Software	$28,605	$26,054	$60,060	$54,781
Services	27,015	20,277	52,964	38,483

Total revenue	55,620	46,331	113,024	93,264

Cost of revenue:
Software	284	111	431	263
Amortization of acquired core technology	1,668	2,603	3,493	4,419
Services (inclusive of share-based compensation of $138, $86, $275 and $86, respectively)	9,412	6,808	18,539	12,772

Total cost of revenue	11,364	9,522	22,463	17,454

Gross profit	44,256	36,809	90,561	75,810

Operating expenses:
Sales and marketing (inclusive of share-based compensation of $1,238, $918, $2,303 and $944, respectively)	22,290	21,741	43,482	39,333
Research and development (inclusive of share-based compensation of $1,112, $551, $2,111 and $558, respectively)	11,315	11,194	22,598	20,699
General and administrative (inclusive of share-based compensation of $781, $486, $1,504 and $507, respectively)	6,793	5,830	12,574	11,889
Amortization of intangible assets	995	952	2,058	2,017
Restructuring charges	––	—	42	—
Write-off of in-process research and development	—	––	––	1,600

Total operating expenses	41,393	39,717	80,754	75,538

Income (loss) from operations	2,863	(2,908)	9,807	272

Other income:
Interest income, net	1,781	610	3,032	1,485
Other income, net	631	9,598	856	8,770

Other income, net	2,412	10,208	3,888	10,255

Income before income taxes and cumulative effect of a change in accounting principle	5,275	7,300	13,695	10,527
Provision for income taxes	(2,436)	(2,726)	(5,813)	(3,895)

Income before cumulative effect of a change in accounting principle	2,839	4,574	7,882	6,632
Cumulative effect of a change in accounting principle (net of tax provision of $0, $0, $221 and $0, respectively)	––	—	351	—

Net income	$2,839	$4,574	$8,233	$6,632

Basic net income per common share
Before cumulative effect of a change in accounting principle	$0.10	$0.17	$0.28	$0.24
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net income	$0.10	$0.17	$0.29	$0.24

Diluted net income per common share
Before cumulative effect of a change in accounting principle	$0.10	$0.16	$0.28	$0.23
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net income	$0.10	$0.16	$0.29	$0.23

Basic weighted average common shares outstanding	28,445	27,441	28,163	27,368
Diluted weighted average common shares outstanding	29,124	28,327	28,700	28,416
Other comprehensive income, net of tax effects:
Net income	$2,839	$4,574	$8,233	$6,632
Unrealized gain (loss) on available-for-sale securities	(42)	199	(207)	31
Foreign currency translation adjustments	113	(478)	98	(816)

Comprehensive income	$2,910	$4,295	$8,124	$5,847

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,233	$6,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,493	8,156
Share-based compensation	6,193	2,095
Cumulative effect of a change in accounting principle	(351)	—
Provision for doubtful accounts and other allowances	5,372	2,025
Write-off of in-process research and development	––	1,600
Reduction of income taxes payable as a result of stock option exercises	954	3,595
Reduction of income taxes payable due to release of valuation allowance	93	—
Deferred income taxes	(2,918)	(890)
Excess tax benefits from share-based payment arrangements	(1,285)	—
Restructuring charges	42	—
Cash payments on restructuring charges	(113)	—
Gain on sale of available-for-sale securities	(234)	(17)
Loss on disposition of property and equipment	16	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	217	(1,134)
Prepaid expenses and other current assets	(3,784)	639
Other assets	40	––
Accounts payable	36	1,615
Accrued salaries and benefits	(2,539)	(1,755)
Other accrued expenses	(2,129)	(982)
Deferred revenue	(2,073)	4,635

Net cash provided by operating activities	13,263	26,214

Cash flows from investing activities:
Purchase of property and equipment	(2,158)	(1,520)
Proceeds from the sale of property and equipment	9	—
Purchase of available-for-sale securities	(45,351)	(9,934)
Disposition of available-for-sale securities	43,692	17,620
Cash paid in acquisitions, net of cash received	––	(71,521)

Net cash used in investing activities	(3,808)	(65,355)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	1,285	—
Principal payments under capital lease obligations	(792)	(598)
Net proceeds from the issuance of common shares	4,256	3,432
Minimum tax withholding on restricted stock awards	(229)	—

Net cash provided by financing activities	4,520	2,834

Net increase (decrease) in cash and cash equivalents	13,975	(36,307)
Effect of foreign exchange rates on cash and cash equivalents	(599)	(15)
Cash and cash equivalents, beginning of period	110,838	122,988

Cash and cash equivalents, end of period	$124,214	$86,666

Supplemental disclosure of cash flow information:
Cash paid for interest	$83	$331
Cash paid for income taxes	$11,661	$1,060
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$23	$1,326
Unrealized (loss) gain on available-for-sale securities	$(207)	$31
Supplemental disclosure of acquisition activity:
Fair value of assets acquired, excluding cash acquired	$—	$78,800
Previously accrued purchase price for Tonic	—	5,116
Liabilities assumed, net of payments made	—	(9,763)
Deferred compensation	—	3,677
Fair value of options issued	—	(6,309)

Cash paid for acquisition	$—	$71,521

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
(2) Significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, are adequate to make the information presented not misleading.
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
Principles of consolidation
The condensed consolidated financial statements include the financial statements of Altiris, Inc. and its wholly-owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
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
Key estimates in the accompanying condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable and product returns, impairment of long-lived and indefinite-lived assets, valuation allowances against deferred income tax assets and share-based compensation.
Cash and cash equivalents
Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consisted primarily of investments in commercial paper, U.S. government and agency securities, and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $67.2 million and $63.8 million as of June 30, 2006, and December 31, 2005, respectively.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Available-for-sale investment securities
Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include corporate debt, which have contractual maturities ranging from one to two years.
All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of other comprehensive income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $0 and $3,000 for the three months ended June 30, 2006 and 2005, respectively, and a realized gains of $234,000 and $17,000 for the six months ended June 30, 2006, and 2005, respectively, have been recognized as a component of other income, net.
Available-for-sale securities as of June 30, 2006, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Agency Securities	$11,477	$2	$(21)	$11,458
Corporate debt	32,795	2	(136)	32,661

Total available-for-sale securities	$44,272	$4	$(157)	$44,119

Available-for-sale securities as of December 31, 2005, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and Agency Securities	$27,489	$3	$(106)	$27,386
Corporate debt	13,594	18	(35)	13,577
Equities	1,293	174	—	1,467

Total available-for-sale securities	$42,376	$195	$(141)	$42,430

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
The Company licenses its service-oriented management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end user customer when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. VSOE for AUP and services is established based on the price charged when the same element is sold separately. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software license is sold by the reseller, value added reseller, or distributor to an end user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company derives services revenue primarily from AUP, technical support arrangements, consulting, training and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.
The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable and revenue.
Intangible assets
Intangible assets represent acquired customer relationships, core technology, trademark and trade name, and non-compete agreements. The intangible assets, other than trademark and trade name acquired in the Wise Solutions, Inc. (“Wise”) acquisition that have an indefinite useful life and customer relationships acquired in the Pedestal Software, Inc. (“Pedestal”) acquisition that are being amortized on an accelerated basis, are being amortized using the straight-line method over estimated useful lives of two to six years. Amortization of acquired intellectual property is classified as a cost of revenue in the accompanying statements of operations. Amortization of all other intangible assets is classified as an operating expense.
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
As of June 30, 2006, management did not consider any of the Company’s long-lived assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.
Goodwill
Goodwill resulted from the Company’s acquisition of Wise and Pedestal, and the indefinite-lived trademark and trade name resulted from the Company’s acquisition of Wise. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and indefinite-lived intangible assets. Instead, goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of June 30, 2006, management did not consider goodwill or any indefinite-lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.
Translation of foreign currencies
The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income, which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying condensed consolidated statements of operations in other income, net and amounted to a gain of $576,000 for the three months ended June 30, 2006, a loss of $425,000 for the three months ended June 30, 2005, a gain of $612,000 for the six months ended June 30, 2006 and a loss of $972,000 for the six months ended June 30, 2005.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
SFAS No. 109, Accounting for Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded a full valuation allowance for all of its U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors, including the limited operating history of the Company, and the high volatility and uncertainty of the industry in which it operates. At March 31, 2005, the Company’s results of operations mitigated this uncertainty and the valuation allowance was reversed except for the valuation allowance due to the net operating loss carry forwards of Tonic Software, Inc. (“Tonic”) of $1.2 million, subject to limitations imposed by section 382 of the Internal Revenue Code of 1986, as amended, and to foreign losses of $1.4 million in jurisdictions where it is not more than likely than not that the deferred tax asset will be realized.
Share-based compensation
On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Among other items, SFAS No. 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s share-based awards include stock options, restricted stock awards, restricted stock units and the Company’s Employee Stock Purchase Plan (the “ESPP”).
Prior to the Company’s adoption of SFAS No. 123R, the Company applied the intrinsic value method set forth in APB No. 25 to calculate the compensation expense for share-based awards. Historically, the Company has generally set the exercise price for its stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and the Company did not record any compensation expense unless the terms of the options were subsequently modified. In addition, the Company did not recognize any compensation expense for its ESPP under APB No. 25. For restricted stock awards and restricted stock units, the calculation of compensation expense under APB No. 25 and SFAS No. 123R is similar.
The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s condensed consolidated financial statements as of June 30, 2005, and for the three and six months then ended have not been restated to reflect the impact of SFAS No. 123R. The Company recognized share-based compensation expense of $2.0 million and $2.1 million during the three and six months ended on June 30, 2005, respectively, due to the vesting of options issued in the money. See Note 4 for additional information.
The Company recognized share-based compensation expense in its condensed consolidated financial statements which included (i) compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, (iii) compensation expense for restricted stock award grants made both before and after January 1, 2006, (iv) compensation expense for restricted stock units granted after January 1, 2006, and (v) compensation expense related to the ESPP.
The following table summarizes the share-based compensation expense recognized in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006
Stock options	$1,836	$3,803
Restricted stock awards	1,003	1,759
Restricted stock units	235	235
ESPP	195	396

Total share based compensation	$3,269	$6,193

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The estimated fair value underlying the Company’s calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Upon adoption of SFAS No. 123R, the Company changed its method of attributing the value of share-based compensation to the straight-line, single-option method. Compensation expense for all stock options granted prior to January 1, 2006, will continue to be recognized using the accelerated, single-option method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In addition, SFAS No. 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if the Company’s estimates change based on the actual amount of forfeitures the Company has experienced. In the pro-forma information required under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
SFAS No. 123R requires the Company to calculate the pool of excess tax benefits, or the APIC pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming it had applied the provisions of the standard in prior periods. The Company applied the provisions of SFAS No. 123R in calculating the APIC pool.
Recently issued accounting pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact that FIN No. 48 will have on its results of operations and financial position.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform with the current period’s presentation.
(3) Net income per common share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, including vested restricted stock awards and units. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and incremental common stock from assumed exercise of dilutive stock options and unvested restricted stock awards and units, and the purchase of shares issuable under the ESPP. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.
Common share equivalents consist of shares issuable upon the exercise of stock options. During the three and six months ended June 30, 2006, there were 1,384,000 outstanding common share equivalents with a weighted average exercise price of $22.09 that were not included in the computation of Diluted EPS. During the three and six months ended June 30, 2005, there were 1,371,000 outstanding common share equivalents with a weighted average exercise price of $24.72 that were not included in the computation of Diluted EPS.
The following table summarizes the Company’s share computations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic Weighted Average Shares Outstanding:	28,445	27,441	28,163	27,368
Dilutive Effect of Stock Options and Unvested Restricted Stock	663	839	525	1,001
Dilutive Effect of the ESPP	16	47	12	47

Diluted Weighted Average Shares Outstanding:	29,124	28,327	28,700	28,416

(4) Employee stock benefit plans
2002 Employee Stock Purchase Plan
In February 2002, the Company’s board of directors adopted the ESPP which became effective upon the completion of the Company’s initial public offering (“IPO”). A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, and the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of 2 percent of the outstanding shares of the Company’s common stock on the first day of the applicable year, 750,000 shares, or another amount as the Company’s board of directors may determine. The Company’s board of directors or a committee established by the board of directors administers the ESPP and has authority to interpret the terms of the ESPP and determine eligibility. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains consecutive, six-month offering periods. The offering periods generally start on the first trading day on or after February 1 and August 1 of each year, except for the first such offering period which commenced on the first trading day on or after the effective date of the IPO and ended on February 1, 2003. All eligible employees were automatically enrolled in the first offering period. Participants can purchase common stock through payroll deductions of up to 10 percent of their eligible compensation which includes a participant’s base salary, overtime, shift premiums and commissions, but excludes all other compensation. A participant could purchase a maximum of 1,125 shares during the first offering period under the ESPP and may purchase a maximum of 750 shares during each subsequent six-month offering period, or as limited by IRS rules. Amounts deducted and accumulated for the participant are used to purchase shares of common stock at the end of each six-month offering period. The price is 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends three months following termination of employment. A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP. In the six months ended June 30, 2006, approximately 122,000 shares were issued under the ESPP at a weighted average issue price of $12.72. The total intrinsic value of shares issued under the ESPP during the six months ended June 30, 2006, was $828,000. In the six months ended June 30, 2005, approximately 68,000 shares were issued under the ESPP at a weighted average issue price of $21.46. The total intrinsic value of shares issued under the ESPP during the six months ended June 30, 2005 was $536,000. There were no shares issued under the ESPP in the three months ended June 30, 2006 and 2005.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
2002 Stock Plan
The Company’s board of directors adopted and the Company’s stockholders approved the 2002 Stock Plan (the “2002 Plan”) in January 2002. In April 2006, the Company’s board of directors amended the 2002 Plan to add additional types of equity awards to be granted under the 2002 Plan. The 2002 Plan provides for the granting of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options, stock purchase rights (commonly known as restricted stock awards) and restricted stock units to the Company’s employees, directors and consultants. A total of 1,180,762 shares of common stock were initially reserved for issuance pursuant to the 2002 Plan, and the 2002 Plan provides for annual increases in the number of shares available on the first day of each year, beginning in 2003, equal to the lesser of three percent of the outstanding shares of common stock on the first day of the applicable year, 1,000,000 shares, or another amount as the Company’s board of directors may determine. The 2002 Plan is administered by the board of directors or by committees appointed by the Company’s board of directors (“Administrators”). The Administrators have the power to determine the terms of the options, restricted stock awards and restricted stock units granted, including the exercise price, the number of shares subject to each option, the vesting schedules of restricted stock awards and restricted stock units, the exercisability of the option and the form of consideration payable upon exercise. Under the terms of the 2002 Plan, the options generally expire 10 years after the date of grant or within three months of termination. Options granted prior to 2005 generally vest as to 25 percent of the shares underlying the options at the end of each one year period over four years and are exercisable as they vest. Options granted during 2005 and 2006 generally vest as to 33 percent of the shares underlying the options at the end of each one year period over three years and are exercisable as they vest. Restricted stock awards and restricted stock units also vest over a specified period, generally 33 percent at the end of each one year period over three years and the shares become unrestricted as they vest. The restricted stock issued pursuant to a restricted stock award granted to executives generally vest over four years with a ratable schedule of 16.6 percent in each of the first three years and 50 percent in the fourth year. These awards also have a performance enhancement option based on meeting certain internal operating targets as determined by the Administrators. If the performance enhancement is met in any of the first three years, an additional 16.6 percent of the award will vest for each such year. Restricted stock is common stock issued to the recipient pursuant to a restricted stock award or restricted stock unit that has not vested.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2005 Stock Plan
The Company assumed the 2005 Stock Plan (the “2005 Plan,” formerly known as the Pedestal Software, Inc. 2002 Stock Option and Incentive Plan) during the Pedestal acquisition. A total of 503,672 shares of common stock were reserved for issuance pursuant to the 2005 Plan at the time it was assumed by the Company. The Company also assumed all of the then unvested options granted pursuant to the 2005 Plan as of the date of the acquisition, which were converted into options to purchase approximately 257,172 of the Company’s common stock. The 2005 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, phantom stock and other awards based on the Company’s common stock to the Company’s employees, who were employed by Pedestal at the time of the Pedestal acquisition, directors and consultants. The 2005 Plan is administered by the Administrators. The Administrators have the power to determine the terms of the awards granted, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration. Options granted under the 2005 plan generally vest as to 25 percent of the shares underlying the options at the end of a one year period and the remaining shares vest ratably each calendar quarter over the next three years and are exercisable as they vest.
Plan Activity
A summary of the activity of the Company’s employee stock options during the six months ended June 30, 2006, and details regarding the options outstanding and exercisable at June 30, 2006, are provided below:

	Six Months Ended June 30, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000’s)	Price	Term	(000’s)
Outstanding at December 31, 2005	2,445	$16.32
Granted	471	$18.16
Exercised	(340)	$7.93
Forfeited	(110)	$21.19

Outstanding at June 30, 2006	2,466	$17.62	7.5	$8,945

Options outstanding, expected to vest	2,395	$17.52	7.5	$8,867
Exercisable at June 30, 2006	1,300	$15.33	6.6	$7,600
The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $1.7 million and $1.6 million, respectively and $3.9 million and $5.3 million for the six months ended June 30, 2006, and 2005, respectively.
The tax benefit realized from stock option exercises and in the three months ended June 30 2006, and 2005, was $688,000 and $497,000, respectively and $1.6 million and $2.1 million for the six months ended June 30, 2006, and 2005, respectively.
A summary of the activity for restricted stock awards and restricted stock units during the six months ended June 30, 2006, is provided below:

	Six Months Ended
	June 30, 2006
	Restricted	Weighted
	Stock	Average
	Awards	Grant Date
Nonvested Shares	(in 000)	Fair Value
Unvested at December 31, 2005	356	$16.10
Granted	357	$18.39
Vested	(89)	$19.17
Canceled	(56)	$16.47

Unvested at June 30, 2006	568	$17.40

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The weighted average remaining contractual life for unvested restricted stock awards and units at June 30, 2006, was 9.4 years. The total fair value of restricted stock awards vested during the three and six months ended June 30, 2006, was $120,000 and $1.7 million, respectively. No restricted stock awards vested during the three or six months ended June 30, 2005.
Valuation and Expense Information under SFAS No. 123R
As indicated in Note 2, the Company adopted the provisions of SFAS No. 123R on January 1, 2006. The following table summarizes the share-based compensation expense by income statement line item that the Company recorded in accordance with the provisions of SFAS No. 123R (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006
Cost of revenue — services	$138	$275

Share-based compensation expense included in cost of net revenue	138	275
Sales and marketing	1,238	2,303
Research and development	1,112	2,111
General and administrative	781	1,504

Share-based compensation expense included in operating expenses	3,131	5,918

Total share-based compensation expense related to share-based equity awards	3,269	6,193
Deferred tax benefit	1,383	2,620

Total share-based compensation expense related to share-based equity awards, net of tax	$1,886	$3,573

The Company had no share-based compensation costs capitalized as part of the cost of an asset.
The adoption of SFAS No. 123R on January 1, 2006, decreased the Company’s pre-tax income by $2.0 million and $3.9 million, decreased net income by $1.1 million and $2.2 million, and decreased basic and dilutive net income per share by $0.04 and $0.08 per share for the three and six months ended June 30, 2006.
At June 30, 2006, the estimated fair value of all unvested stock options and restricted stock awards and units that have not yet been recognized as compensation expense was $8.8 million and $5.8 million, respectively. The Company expects to recognize this amount over a weighted average period of 1.4 years for unvested stock options and 2.4 years for restricted stock awards and units.
As indicated in Note 2, under both SFAS No. 123R and SFAS No. 123 the Company used the Black-Scholes model to estimate the fair value of its option awards and employee stock purchase options issued under the ESPP.
The key assumptions used in the model during the three and six months ended June 30, 2006, and 2005, are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock option grants:
Risk free interest rate	4.9%	3.7%	4.6%	3.9%
Weighted average expected lives	6.0	4.0	6.0	4.0
Volatility	67%	124%	66%	126%
Dividend yield	––	––	––	––
ESPP:
Risk free interest rate	4.7%	2.7%	4.7%	2.7%
Weighted average expected lives	0.5	0.5	0.5	0.5
Volatility	22%	34%	22%	34%
Dividend yield	––	––	––	––

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The weighted average grant date fair value of the option awards and employee stock purchase options granted during the period were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2005	2005
Options granted	$8.53	$16.48	$10.72	$18.82
Employee stock purchase options	$4.15	$5.97	$4.15	$5.97
The Company derives the expected term of its options through the use of the safe harbor rules of Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility rates are estimated based on a weighted average of the historical volatilities of the Company’s common stock and those of its peer group. The Company has not declared any dividends on its stock in the past and does not expect to do so in the foreseeable future.
Pro-forma Information under SFAS No. 123 for Periods Prior to January 1, 2006
As indicated in Note 2, the Company applied the provisions of APB No. 25 to determine its share-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS No. 123 to its share-based compensation plans during the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005
Net income, as reported	$4,574	$6,632
Add: Share-based employee compensation expense included in reported net income	2,041	2,095
Deduct: Share-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(6,612)	(9,172)

Pro forma net income (loss)	$3	$(445)

Basic net income (loss) per common share:
As reported	$0.17	$0.24
Pro forma	$––	$(0.02)
Diluted net income (loss) per common share:
As reported	$0.16	$0.23
Pro forma	$––	$(0.02)
(5) Commitments and contingencies
Warranties
The Company generally warrants in its negotiated license agreements with its end user customers that its software products will perform substantially in accordance with the specifications in the product documentation delivered with the licensed products for 90 days following delivery of the products. Additionally, the Company warrants that maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. The Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.
Indemnifications
The Company generally provides within its negotiated license agreements a limited indemnification provision for claims by third-parties relating to the Company’s rights to use, market and distribute its products, as well as for claims of personal injury and property damage. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). At June 30, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Concentration of credit risk and significant customers
The Company offers credit terms on the sale of licenses to its software products to certain customers. The Company periodically and selectively performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and six months ended June 30, 2006, and 2005, and as of June 30, 2006, and December 31, 2005, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Hewlett-Packard	13%	20%	16%	26%
Dell	24%	27%	23%	22%

	June 30,	December 31,
	2006	2005
Accounts receivable:
Hewlett-Packard	11%	12%
Dell	23%	18%
(6) Segment, geographic and customer information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for public enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as one segment, the development and marketing of service-oriented management software products and services.
Revenue from customers located outside the United States accounted for 32% and 35% of total revenue for the three months ended June 30, 2006, and 2005, respectively and 32% and 37% for the six months ended June 30, 2006, and 2005, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of June 30, 2006.
The following table presents revenue by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Domestic operations:
Domestic customers	$37,778	$30,136	$77,386	$58,485
International customers	2,139	1,911	3,862	4,476

Total	39,917	32,047	81,248	62,961

International operations:
Europe customers	13,350	11,478	27,127	25,427
Other customers	2,353	2,806	4,649	4,876

Total	15,703	14,284	31,776	30,303

Consolidated revenue	$55,620	$46,331	$113,024	$93,264

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(7) Restructuring charge
During 2005, the Company recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout the Company’s workforce, including $0.2 million of share-based compensation related to the accelerated vesting of certain stock options.
Pursuant to the restructuring plan, the Company notified 86 employees that their employment would be terminated. As of June 30, 2006, all of these employees had left the Company’s employment. As of June 30, 2006, $2.2 million had been paid as termination benefits and related costs pursuant to the restructuring.
As part of the restructuring plan, the Company determined that office space in two locations in Landau, Germany were no longer required. This office space, as of June 30, 2006, was no longer in use and all required obligations had been settled.
The following summarizes the restructuring plan activity as it relates to the employee severance and other related benefits for the period ended June 30, 2006 (in thousands):

Restructuring liability at December 31, 2005	$71
Severance and related costs	26
Lease cancellation and other costs	16

Restructuring liability	113
Cash payments	(113)

Restructuring liability at June 30, 2006	$––

(8) Subsequent events
Common stock repurchase program
On July 31, 2006, the Company announced that the board of directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock. The Company intends to accomplish such repurchases by implementing a share repurchase program.
Employment Agreement
On July 28, 2006, the Company and Gregory S. Butterfield entered into an employment agreement which sets forth the terms and provisions governing Mr. Butterfield’s continuing employment as Chief Executive Officer and Chairman of the Company.

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
Our initial product development was focused on system deployment and imaging. In 1999, we released our first PC migration product. In September 2000, we acquired substantially all of the assets of Computing Edge Corporation, or Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, Inc., or Tekworks, which included key components of our help desk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq Computer Corporation’s, or Compaq’s, Carbon Copy technology, which included remote control capability. In September 2002, we acquired substantially all of the technology assets of Previo, Inc., or Previo, which included system back-up and recovery technology. In December 2003, we acquired Wise Solutions, Inc., or Wise, which included enterprise application packaging capabilities. In February 2004, we acquired FSLogic Inc., or FSLogic, which file system layering technology enhances our application management capabilities. In August 2004, we acquired Bridgewater Technologies, Inc., or Bridgewater, which included network device management as well as quarantine capabilities. In December 2004, we acquired Tonic Software, Inc., or Tonic, which included web application monitoring capabilities. In March 2005, we acquired Pedestal Software, Inc., or Pedestal, which included security management capabilities.
Sources of revenue
We derive the large majority of our revenue from sales of software licenses. We sell our products through online sales and our direct sales force, as well as through indirect channels, such as distributors, value-added resellers, or VARs, original equipment manufactures, or OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.
The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 32% of our total revenue in the six months ended June 30, 2006, 37% of our total revenue in the six months ended June 30, 2005, and 34% of our total revenue in the year ended 2004. As of June 30, 2006, we had sales people located internationally in North America, Latin America, Asia, Australia, Europe and Africa.
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

License revenue
We license our service-oriented management software products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user customer when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of June 30, 2006, we had $60.1 million of deferred revenue.
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
Critical accounting policies
The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K filed on March 16, 2006, as amended. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:
•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	impairment of long-lived and indefinite-lived assets;

•	valuation allowances against deferred income tax assets; and

•	share-based compensation.
As described above, we recognize revenue in accordance with SOP 97-2, as amended. Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. Additionally, the assessment that services are not essential to the functionality of the software may change depending on our mix (between services and software licenses) of, and types of services in, future arrangements. Further implementation guidelines relating to SOP 97-2 and related modifications as well as new pronouncements may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.
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

In connection with the assets acquired from Computing Edge, Tekworks, Previo, Wise, FSLogic, BridgeWater, Tonic, Pedestal, and the Carbon Copy technology, we recorded $65.2 million of intangible assets consisting of intellectual property, customer relationships, core technology, trademark and trade name, non-compete agreements, and in-process research and development. In-process research and development is written off immediately to the statement of operations. We have recorded a total of $68.1 million of goodwill related to the Wise and Pedestal acquisitions. Trademark and trade name associated with the Wise acquisition and goodwill have indefinite lives. We evaluate goodwill and other indefinite lived assets for impairment, using a fair value based analysis, at least annually. The remainder of the identifiable intangible assets is amortized over the estimated useful lives ranging from 18 months to 6 years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.
SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We previously recorded a full valuation allowance for all of our U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including our limited operating history, and the high volatility and uncertainty of the industry in which we operate. At March 31, 2005, our results of operations mitigated this uncertainty and the valuation allowance was reversed, except for the valuation allowance of approximately $2.6 million against certain net operating losses provided in certain acquisitions and foreign jurisdictions because it is more likely than not that some or all of the deferred tax assets may not be realized.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006, and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Pursuant to Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize compensation cost for awards granted prior to but not yet vested as of January 1, 2006, on an accelerated basis and all awards granted after January 1, 2006, on a straight-line basis. Prior to SFAS No. 123R adoption, we accounted for share-based payments under APB No. 25 therefore we generally recognized compensation expense for restricted stock awards and, generally recognized compensation expense only when we granted options with an exercise price below the fair market value on the date of grant.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. We derived the expected term of our options through the use of the safe harbor rules of Staff Accounting Bulletin No. 107. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock and those of our peer group. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 4 to the Condensed Consolidated Financial Statements for a further discussion on share-based compensation.
Limited operating history
We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During 2004, we eliminated the accumulated deficit of $9.5 million as of December 31, 2003 and have retained earnings of $18.7 million as of June 30, 2006.
Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support growth and such other risks described under the caption “Risk Factors” within Item 1A and elsewhere in this Quarterly Report on Form 10-Q. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.

Results of Operations
The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue:
Software	51%	56%	53%	59%
Services	49	44	47	41

Total revenue	100	100	100	100

Cost of revenue:
Software	1	—	—	—
Amortization of acquired core technology	3	6	3	5
Services	17	15	17	14

Total cost of revenue	21	21	20	19

Gross Profit	79	79	80	81

Operating expenses:
Sales and marketing	40	47	38	42
Research and development	20	23	20	22
General and administrative	12	13	11	13
Write-off of in-process research and development	—	—	—	2
Restructuring charges	—	—	—	—
Amortization of intangibles	2	2	2	2

Total operating expenses	74	85	71	81

Income (loss) from operations	5	(6)	9	—
Other income, net	4	22	3	11
Provision for income taxes	(4)	(6)	(5)	(4)

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	5%	10%	7%	7%

Revenue
Our total revenue increased from $46.3 million for the three months ended June 30, 2005 to $55.6 million for the three months ended June 30, 2006, representing growth of 20% and from $93.3 million for the six months ended June 30, 2005 to $113.0 million for the six months ended June 30, 2006, representing growth of 21%. Revenue from customers outside of the United States increased from $16.2 million for the three months ended June 30, 2005 to $17.8 million for the three months ended June 30, 2006, representing growth of 10%, and from $34.8 million for the six months ended June 30, 2005 to $35.6 million for the six months ended June 30, 2006, representing growth of 2%. Sales to HP and Dell accounted for 20% and 27% of our total revenue for the three months ended June 30, 2005, respectively, and 13% and 24% of our total revenue for the three months ended June 30, 2006, respectively, 26% and 22% of our total revenue for the six months ended June 30, 2005, respectively and 16% and 23% of our total revenue for the six months ended June 30, 2006, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.
Software. Our software revenue increased from $26.1 million for the three months ended June 30, 2005 to $28.6 million for the three months ended June 30, 2006, representing growth of 10%. The increase in the three months ended June 30, 2006 as compared to the comparable fiscal 2005 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to purchases of lower priced individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.

Our software revenue increased from $54.8 million for the six months ended June 30, 2005 to $60.1 million for the six months ended June 30, 2006, representing growth of 10%. The increase during the six months ended June 30, 2006 as compared to the comparable fiscal 2005 period was primarily due to the expansion of our product offering and an increase in purchases of integrated suites of products as compared to purchases of lower priced individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.
Services. Services revenue increased from $20.3 million for the three months ended June 30, 2005 to $27.0 million for the three months ended June 30, 2006, representing an increase of 33%. This increase is due to an increase of $3.2 million in AUP from an increase in license revenue and the increase in our total customer base, combined with a $3.5 million increase in consulting and training activities due to more services engagements purchased.
Services revenue increased from $38.5 million for the six months ended June 30, 2005 to $53.0 million for the six months ended June 30, 2006, representing an increase of 38%. This increase is due to an increase of $6.5 million in AUP from an increase in license revenue and the increase in our total customer base, combined with a $8.0 million increase in consulting and training activities due to more services engagements purchased.
Cost of revenue
Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $2.7 million for the three months ended June 30, 2005 to $2.0 million for the three months ended June 30, 2006, representing an decrease of 28%. The decrease was due to a $0.9 million decrease in amortization of acquired intellectual property, offset by a $0.2 million increase in direct software costs.
Our cost of software license revenue decreased from $4.7 million for the six months ended June 30, 2005 to $3.9 million for the six months ended June 30, 2006, representing a decrease of 16%. The decrease was due to a $0.9 million decrease in amortization of acquired intellectual property, offset by a $0.2 million increase in direct software costs.
Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services and training personnel. Our cost of services revenue increased from $6.8 million for the three months ended June 30, 2005 to $9.4 million for the three months ended June 30, 2006, representing an increase of 38%. The increase in our cost of services revenue was due to an increase of $2.5 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements, including the increase in salaries and benefits and related costs resulting from an increase in professional service and training staff, and $0.1 million in share-based compensation. Cost of service revenue personnel increased from 138 employees at June 30, 2005 to 161 employees at June 30, 2006. Cost of services revenue represented 34% of services revenue for the three months ended June 30, 2005 and 35% for the three months ended June 30, 2006.
Our cost of services revenue increased from $12.8 million for the six months ended June 30, 2005 to $18.5 million for the six months ended June 30, 2006, representing an increase of 45%. The increase in our cost of services revenue during this period was primarily due to an increase of $5.6 million in professional service costs associated with the increase in related consulting and training revenue, including the increase in salaries and benefits and related costs resulting from an increase in professional service and training staff, and $0.2 million in share-based compensation. Cost of services revenue represented 33% of services revenue for the six months ended June 30, 2005 and 35% of services revenue for the six months ended June 30, 2006. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.
Operating expenses
Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $21.7 million for the three months ended June 30, 2005 to $22.3 million for the three months ended June 30, 2006, an increase of 3%, and from $39.3 million for the six months ended June 30, 2005 to $43.5 million for the six months ended June 30, 2006, an increase of 11%. The increases in both fiscal 2006 periods as compared to the comparable 2005 fiscal periods was primarily due to an increase in salaries and benefits, including commissions and share-based compensation, from an increase in our worldwide sales and marketing personnel, including customer services and support. Sales and marketing personnel increased from 343 employees at June 30, 2005 to 354 employees at June 30, 2006. Sales and marketing expense represented 47% of total revenue for the three months ended June 30, 2005 and 40% of total revenue for the three months ended June 30, 2006, and represented 42% of total revenue for the six months ended June 30, 2005 and 38% of total revenue for the six months ended June 30, 2006. The decrease primarily was due to the economies of scale resulting from increases in the number and size of sales transactions. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2006 as we expand our sales and marketing efforts.

Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy, quality assurance personnel and share-based compensation associated with grants of equity awards to research and development personnel. Research and development expense increased from $11.2 million for the three months ended June 30, 2005 to $11.3 million for the three months ended June 30, 2006, an increase of 1% and from $20.7 million for the six months ended June 30, 2005 to $22.6 million for the six months ended June 30, 2006, an increase of 9%. The increases in both fiscal 2006 periods as compared to the comparable fiscal 2005 periods were primarily due to an increase in share-based compensation expense as a result of the adoption of SFAS 123R offset by a decrease in headcount from 325 employees at June 30, 2005 to 319 employees at June 30, 2006. Research and development expense represented 23% of total revenue for the three months ended June 30, 2005 and 20% of total revenue for the three months ended June 30, 2006. Research and development expense represented 22% of total revenue for the six months ended June 30, 2005 and 20% of total revenue for the six months ended June 30, 2006. The decrease was due primarily to economies of scale associated with the increase in revenue. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2006.
General and administrative. General and administrative expense consists of salaries, bonuses, share-based compensation, benefits and related costs of executive, finance, legal, human resources and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $5.8 million for the three months ended June 30, 2005 to $6.8 million for the three months ended June 30, 2006, an increase of 17% and from $11.9 million for the six months ended June 30, 2005 to $12.6 million for the six months ended June 30, 2006, an increase of 6%. The increases in both fiscal 2006 periods as compared to the comparable fiscal 2005 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth and personnel added in our acquisition of Pedestal in March 2005. General and administrative personnel increased from 91 employees at June 30, 2005 to 99 employees at June 30, 2006. The acquisition of Pedestal contributed approximately $0.3 million and $0.4 million of general and administrative expenses in the three and six months ended June 30, 2005, respectively. General and administrative expense represented 13% of total revenue for the three months ended June 30, 2005 and 12% of total revenue for the three months ended June 30, 2006. General and administrative expense represented 13% of total revenue for the six months ended June 30, 2005 and 11% of total revenue for the six months ended June 30, 2006. The decrease was due primarily to economies of scale associated with the increase in revenue. We expect that general and administrative expense will continue to increase in absolute dollars through the remainder of 2006 to support our growth and due to costs associated with being a public company.
Share-based compensation. We adopted SFAS 123R, Share Based Payments, as described more fully in the Notes to Condensed Consolidated Financial Statements, effective January 1, 2006. We recognized share-based compensation expense of $2.0 million for the three months ended June 30, 2005 and $3.3 million for the three months ended June 30, 2006. Share-based compensation for the six months ended June 30, 2005 was $2.1 million compared to $6.2 million for the six months ended June 30, 2006. We expect share-based compensation expenses, accounted for under the requirements of SFAS 123R, will be approximately $11.8 million for our fiscal year ending December 31, 2006.
Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired from Wise, Tonic, and Pedestal, excluding core technology, which is included in cost of revenue. Amortization of intangible assets remained unchanged at $1.0 million for the three months ended June 30, 2005 and June 30, 2006, and $2.0 million and $2.1 million for the six months ended June 30, 2005 and June 30, 2006, respectively.
Write-off of in-process research and development. Write-off of in-process research and development of $1.6 million, which was written off in the three months ended March 31, 2005, related to the Pedestal acquisition.
Other income, net. Other income, net consists generally of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $2.4 million for the three months ended June 30, 2006, which consists primarily of $1.8 million of net interest income and $0.6 million related to foreign currency transactions gains. We had other income of $10.2 million for the three months ended June 30, 2005, which consisted primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense. We had other income of $3.9 million for the six months ended June 30, 2006, which consisted primarily of net interest income of $3.0 million and $0.6 million related to foreign currency transactions gains. We had other income of $10.3 million for the six months ended June 30, 2005, which consisted primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense.

Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $2.7 million in the three months ended June 30, 2005, and $2.4 million in the three months ended June 30, 2006. The provision for income taxes was $3.9 million in the six months ended June 30, 2005 and $5.8 million in the six months ended June 30, 2006. The increase in the provision for income taxes in the six months ended June 30, 2006 is due to the increase in profitability and compensation expense from share-based awards.
Cumulative effect of a change in accounting principle. We recorded a benefit of $0.4 million from the cumulative effect of a change in accounting principle, net of taxes. This change is due to estimating and recording expected forfeitures at the time an option or award is granted as required by the adoption of provisions of SFAS No. 123R, effective January 1, 2006.
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
Our operating activities provided $13.3 million of cash during the six months ended June 30, 2006 and $26.2 million during the six months ended June 30, 2005. Cash provided by operating activities in the first six months of 2006 consisted primarily of net income of $8.2 million, adjusted for $7.5 million of depreciation and amortization, $6.2 million of share-based compensation, a $5.4 million provision for doubtful accounts and other allowances, $1.0 million for a reduction of income taxes payable as a result of stock option exercises, and a $2.9 million decrease in deferred income taxes, $1.3 million for excess tax benefits for share-based payment arrangements. Changes in operating assets and liabilities used $10.2 million of cash during the first six months of 2006 consisting primarily of a $0.2 million decrease in accounts receivable a $3.8 million increase in prepaid expenses and other current assets a $2.1 million decrease in deferred revenue $2.5 million decrease in accrued salaries and benefits and a $2.1 million decrease in other accrued liabilities. Net cash provided by operating activities in 2005 consisted primarily of the net income of $6.6 million, adjusted for $8.2 million of depreciation and amortization, a $1.6 million write-off of in-process research and development costs related to the Pedestal acquisition, $2.1 million of share-based compensation, a $2.0 million provision for doubtful accounts and other allowances, $3.6 million for a reduction of income taxes payable as a result of stock option exercises and the release of the valuation allowance, and a $0.9 million decrease in deferred income taxes. Changes in operating assets and liabilities provided $3.0 million of cash during the first six months of 2005 consisting primarily of $4.6 million increase in deferred revenue and a $1.6 million increase in accounts payable, offset by a $1.1 million decrease in accounts receivable and a $1.8 million decrease in accrued salaries and benefits.
Accounts receivable, net decreased from $45.6 million as of December 31, 2005, to $40.8 million as of June 30, 2006. Accounts receivable decreased as of June 30, 2006, primarily due to the collection of outstanding receivables, an improvement in the days sales outstanding and an increase in the allowances for accounts receivable. Deferred revenue decreased from $62.1 million as of December 31, 2005 to $60.1 million as of June 30, 2006 primarily due to the $7.2 million in license and service revenue which was deferred as of December 31, 2005 and recognized in the first quarter of 2006, offset by the increase in renewable AUP revenue.
Investing activities used $65.4 million of cash during the six months ended June 30, 2005 and used $3.8 million of cash during the six months ended June 30, 2006. Cash used by investing activities during the six months ended June 30, 2005 consisted of $9.9 million in purchases of available-for-sale securities, $1.5 million for purchases of property and equipment, and $71.5 million for acquisitions, offset by $17.6 million in dispositions of available-for-sale securities. Cash used in investing activities during the six months ended June 30, 2006 primarily consisted of $43.7 million in dispositions of available-for-sale securities, offset by $45.4 million in purchases of available-for-sale securities and $2.2 million for purchases of property and equipment.

Financing activities provided $2.8 million of cash during the six months ended June 30, 2005 and provided $4.5 million of cash during the six months ended June 30, 2006. During the six months ended June 30, 2005, we received $3.4 million of cash from the exercise of stock options, offset by $0.6 million of payments on capital lease obligations. During the six months ended June 30, 2006, we received $4.3 million of cash from the exercise of stock options, $1.3 million in excess tax benefits from share-based payment arrangements offset by $0.8 million of payments on capital lease obligations and $0.2 million of payments related to minimum tax withholdings on the release of restricted stock awards.
As of June 30, 2006, we had stockholders’ equity of $243.0 million and working capital of $150.3 million. Included in working capital is deferred revenue of $54.2 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

	Payments Due by Period
		Less Than	1-3	After
	Total	1 Year	Years	3 Years
Contractual Obligations:
Capital leases	$2,502	$1,426	$1,076	$—
Operating leases	18,100	3,973	7,100	7,027

Total contractual obligations	$20,602	$5,399	$8,176	$7,027

As of June 30, 2006, we did not have any other commercial commitments, such as letters of credit, guarantees or repurchase obligations.
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for us beginning January 1, 2007. We are currently evaluating the impact that FIN No. 48 will have on our results of operations and financial position.
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
Our business is principally transacted in United States Dollars. During the year ended December 31, 2005, approximately 32% of the United States Dollar value of our invoices were denominated in currencies other than the United States Dollar. During the six months ended June 30, 2006, approximately 30% of the United States Dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, France, Germany, Estonia, Japan, the Netherlands, Sweden, and the United Kingdom. We believe that a natural hedge exists in local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. We will continue to assess our need to hedge currency exposures on an ongoing basis. However, as of June 30, 2006, we had no hedging contracts outstanding. At June 30, 2006, we had $168.3 million in cash and available-for-sale securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

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
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, or the Evaluation Date (June 30, 2006), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be included in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Pursuant to the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission promulgated pursuant to that act, our management is required to evaluate the effectiveness of our internal control over financial reporting each December 31, and we are required to disclose management’s assessment of the effectiveness of our internal control over financial reporting, including any “material weakness” (within the meaning of Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 2) in our internal control over financial reporting. If our management concludes that there are one or more material weaknesses in our internal control over financial reporting, our management will not be permitted to conclude that our internal control over financial reporting is effective. It is possible that certain control deficiencies that are identified from time to time, either individually or in combination, may constitute “significant deficiencies” (within the meaning of PCAOB Auditing Standard No. 2) or material weaknesses in our internal control over financial reporting. As a result, if we fail to adequately remediate these control deficiencies and if management or our auditors conclude that they give rise to or otherwise constitute material weaknesses, our management will not be permitted to conclude that our internal control over financial reporting is effective.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in claims that arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, “Accounting Contingencies,” we make a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in our opinion, the ultimate disposition of these matters will not have a material adverse effect on our results of operations or financial position.
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
A significant portion of our software revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. Many of our customers are large businesses, and if an order from one or more of these large customers does not occur or is delayed, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs.
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
Microsoft has delivered expanded offerings in the systems management software market that compete with our products and has announced its intention to continue to deliver competitive offerings in that market. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business would likely be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in delivering systems management software offerings that compete with our products may delay or change their buying decisions and limit our ability to increase market penetration and grow our business.

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
An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 25% of our revenue in 2004, 26% of our revenue in 2005, and 23% of our revenue in the six months ended June 30, 2006. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to customers directly or through distributors and resellers. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.
Any deterioration of our relationships with HP could adversely affect our ability to market and sell our products and impair or eliminate a substantial revenue source.
We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on our relationships with HP. In recent periods, the percentage of revenue that we derive through our relationship with HP has decreased and any further loss of significant revenue from HP could negatively impact our results of operations. HP accounted for approximately 31% of our revenue in 2004, 18% of our revenue in 2005, and 16% of our revenue in the six months ended June 30, 2006. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business with HP would deteriorate.
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
Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels. Our indirect sales channels generated approximately 86% of our revenue in 2004, 81% of our revenue in 2005, and 79% of our revenue in the six months ended June 30, 2006. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.
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
Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented approximately 64% in 2004, 57% in 2005, and 65% of our revenue in the six months ended June 30, 2006. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.
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
Because our software products are complex, they may contain errors or “bugs” that may be detected at any point in a product’s lifecycle. While we make significant efforts to continually test our products for errors and work with customers through our customer support services to identify and correct bugs and to otherwise improve our products, errors and deficiencies in our products may be found even after our products have been commercially introduced. Detection of significant errors or a significant number of errors or deficiencies in our software products may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. In the past, we have discovered errors in our pre-release products that have led to delays in the shipment of our products to allow for the correction of these errors; we and our customers have also discovered errors and deficiencies in our commercial products. In either case, such product errors could result in harm to our reputation and business and have a material adverse effect on our results of operations. Moreover, because our products primarily support other systems and applications, such as Windows, any software errors or bugs in the operating systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the errors reside.
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
Sales to international customers represented approximately 36% of our revenue in 2004, 37% of our revenue in 2005, and 32% of our revenue in the six months ended June 30, 2006. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:
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
Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The FASB, among other agencies and entities, has made changes to GAAP that requires us to record an additional charge to earnings for employee stock option grants (SFAS No. 123, as revised). Under the new guidance, stock options are recorded at their estimated fair value on the date of grant beginning January 1, 2006. This change increased our operating expenses by approximately $3.9 million during the six months ended June 30, 2006. In addition, new regulations proposed by The Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant options to employees, we may incur increased accounting compensation costs, which may lead us to change our equity compensation strategy and that may make it more difficult to attract, retain and motivate employees, which could materially and adversely affect our business.
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
While we believe that we have taken and continue to take appropriate steps to remediate control deficiencies we have encountered in the past, we may encounter additional control deficiencies in the future. Moreover, if control deficiencies exist in our internal control over financial reporting, including that which we have previously identified and have sought or are seeking to remediate, our ability to reliably provide financial statements in accordance with GAAP could be impaired, which would lead to a loss of investor and customer confidence and a sustained material decline in our stock price.
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
The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:
•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	trading of our common stock by our directors and officers;

•	the trading volume of our common stock generally; and

•	disruptions in the geopolitical environment, including war or hostilities in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.
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
We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. Examples of these acquisitions include, but are not limited to the following: in December of 2003, we acquired Wise for an aggregate consideration of $31.5 million; and in March 2005, we acquired Pedestal for cash of $67.7 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offerings in short-term interest-bearing, investment-grade securities.

Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs
April 1, 2006 through April 31, 2006	5,119	$0.0001	—	—
May 1, 2006 through May 31, 2006	8,407	0.0001	—	—
June 1, 2006 through June 30, 2006	—	—	—	—

Total	13,606	$0.0001	—	—

(1)	During the three months ended June 30, 2006, we repurchased 13,606 shares of our common stock at $0.0001 per share (the original purchase price) through the exercise of our repurchase option in our restricted stock purchase agreements with certain former employees. These restricted stock purchase agreements were entered into in connection with the award of stock purchase rights granted to such employees in accordance with our 2002 Stock Plan, and we exercised our repurchase option as a result of the termination of their employment prior to the vesting of such rights.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held the 2006 Annual Meeting of Stockholders on May 18, 2006, in Lindon, Utah.
At the 2006 Annual Meeting of Stockholders, the stockholders elected the following individuals to the Board of Directors to serve until the 2009 Annual Meeting of Stockholders, and until their successors are elected and qualified or until their earlier death, resignation or removal:

Name	Votes For	Votes Withheld
Gregory S. Butterfield	26,766,562	255,067
Gary B. Filler	26,953,760	67,869
Messrs. Hoag, Levinthal, Roach and Sunday are each serving a term as a director which continues after the 2006 Annual Meeting of Stockholders.
Finally, at the 2006 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the 2006 fiscal year. There were 26,882,705 votes cast for the ratification, 134,343 votes cast against the ratification and 4,581 abstentions. There were no broker non-votes with respect to this matter.

ITEM 5. OTHER INFORMATION
Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of June 30, 2006, to our knowledge, Gregory S. Butterfield, President and Chief Executive Officer and Chairman of Altiris, Stephen C. Erickson, Vice President and Chief Financial Officer, were the only executive officers of Altiris who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
2.1(K,G)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2(Y)	Amended and Restated Bylaws of the Registrant currently in effect.

4.1(B)	Specimen Common Stock Certificate.

4.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A(B)	1998 Stock Option Plan.

10.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A	2002 Stock Plan, as amended and restated on April 26, 2006.

10.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10.3D	Form of Restricted Stock Unit Agreement under the 2002 Stock Plan.

10.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1(D,E)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2(G,L)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.

10.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F(B,G)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

Exhibit
Number	Description of Document
10.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5H(I,G)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5I(O,G)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5J(F,P)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5K(F,P)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5L(F,P)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5M(F,T)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10.6I(Z)	Eighth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated December 14, 2006.

10.6J(AA)	Ninth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated April 25, 2006

10.7(G,J)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7A(G,M)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7B(G,O)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7C(F,P)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

Exhibit
Number	Description of Document
10.7D(F,Q)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7E(F,P)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.7F(F,X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

10.8(S)	2005 Stock Plan.

10.9(W)	Senior Management Severance Plan.

10.10(AB)	Employment Agreement dated July 28, 2006, by and between the Registrant and Gregory S. Butterfield.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2005.

(Y)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Current Report on Form 8-K (File No. 000-49793) on April 28, 2006.

(Z)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2006.

(AA)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on June 23, 2006.

(AB)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on July 28, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

/s/ STEPHEN C. ERICKSON Stephen C. Erickson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 7, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1(K,G)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2(Y)	Amended and Restated Bylaws of the Registrant currently in effect.

4.1(B)	Specimen Common Stock Certificate.

4.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A(B)	1998 Stock Option Plan.

10.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A	2002 Stock Plan, as amended and restated on April 26, 2006.

10.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10.3D	Form of Restricted Stock Unit Agreement under the 2002 Stock Plan.

10.4A(N)	2002 Employee Stock Purchase Plan, as amended.

10.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1(D,E)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2(G,L)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.

10.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F(B,G)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

Exhibit
Number	Description of Document
10.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5H(I,G)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5I(O,G)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5J(F,P)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5K(F,P)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5L(F,P)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5M(F,T)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10.6I(Z)	Eighth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated December 14, 2006.

10.6J(AA)	Ninth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated April 25, 2006

10.7(G,J)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7A(G,M)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7B(G,O)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7C(F,P)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

Exhibit
Number	Description of Document
10.7D(F,Q)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7E(F,P)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.7F(F, X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

10.8(S)	2005 Stock Plan.

10.9(W)	Senior Management Severance Plan.

10.10(AB)	Employment Agreement dated July 28, 2006, by and between the Registrant and Gregory S. Butterfield.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2005.

(Y)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Current Report on Form 8-K (File No. 000-49793) on April 28, 2006.

(Z)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2006.

(AA)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on June 23, 2006.

(AB)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on July 28, 2006.