Form 10-Q
period 2006-09-30
ALTIRIS INC
filed 2006-11-08
CIK 1139650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 29,503,753 shares of the registrant’s common stock, par value $0.0001, outstanding as of November 3, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Currents assets:
Cash and cash equivalents	$135,259	$110,838
Available-for-sale securities	42,189	36,110
Accounts receivable, net of allowances of $5,532 and $4,706, respectively	44,454	45,547
Prepaid expenses and other current assets	8,223	3,383
Deferred tax asset	5,510	5,861

Total current assets	235,635	201,739
Property and equipment, net	7,919	6,564
Intangible assets, net	25,771	33,936
Goodwill	68,068	68,068
Available-for-sale securities, non-current	––	6,320
Other assets	790	330

Total assets	$338,183	$316,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,215	$1,518
Accounts payable	2,691	2,406
Accrued salaries and benefits	9,628	12,508
Other accrued expenses	7,450	7,011
Deferred revenue	55,738	57,270

Total current liabilities	76,722	80,713
Capital lease obligations, net of current portion	776	1,634
Other accrued expenses, non-current	370	57
Deferred tax liability, non-current	1,332	5,556
Deferred revenue, non-current	5,712	4,857

Total liabilities	84,912	92,817

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,759,977 and 27,970,369 shares outstanding, respectively	3	3
Additional paid-in capital	231,253	217,087
Deferred compensation	––	(3,031)
Accumulated other comprehensive loss	(336)	(397)
Retained earnings	22,351	10,478

Total stockholders’ equity	253,271	224,140

Total liabilities and stockholders’ equity	$338,183	$316,957

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Software	$28,922	$26,170	$88,982	$80,951
Services	27,047	22,605	80,011	61,088

Total revenue	55,969	48,775	168,993	142,039

Cost of revenue:
Software	440	315	871	578
Amortization of acquired core technology	1,669	2,294	5,162	6,713
Services (inclusive of share-based compensation of $80, $27, $355 and $113, respectively)	9,485	6,604	28,024	19,376

Total cost of revenue	11,594	9,213	34,057	26,667

Gross profit	44,375	39,562	134,936	115,372

Operating expenses:
Sales and marketing (inclusive of share-based compensation of $890, $1,013, $3,193 and $1,957, respectively)	21,481	20,615	64,963	59,948
Research and development (inclusive of share-based compensation of $1,025, $735, $3,136 and $1,293, respectively)	11,547	10,654	34,145	31,353
General and administrative (inclusive of share-based compensation of $831, $924, $2,335 and $1,431, respectively)	6,178	5,793	18,752	17,682
Amortization of intangible assets	945	997	3,003	3,014
Restructuring charges	––	2,019	42	2,019
Write-off of in-process research and development	—	––	––	1,600

Total operating expenses	40,151	40,078	120,905	115,616

Income (loss) from operations	4,224	(516)	14,031	(244)

Other income:
Interest income, net	1,893	839	4,925	2,324
Other (expense) income, net	(467)	(75)	389	8,694

Other income, net	1,426	764	5,314	11,018

Income before income taxes and cumulative effect of a change in accounting principle	5,650	248	19,345	10,774
Provision for income taxes	(2,010)	(116)	(7,823)	(4,011)

Income before cumulative effect of a change in accounting principle	3,640	132	11,522	6,763
Cumulative effect of a change in accounting principle (net of tax provision of $0, $0, $221 and $0, respectively)	––	—	351	—

Net income	$3,640	$132	$11,873	$6,763

Basic net income per common share before cumulative effect of a change in accounting principle	$0.13	$––	$0.41	$0.25
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net income	$0.13	$––	$0.42	$0.25

Diluted net income per common share
Before cumulative effect of a change in accounting principle	$0.12	$––	$0.40	$0.24
Cumulative effect of a change in accounting principle	—	—	0.01	—

Net income	$0.12	$––	$0.41	$0.24

Basic weighted average common shares outstanding	28,628	27,705	28,318	27,482

Diluted weighted average common shares outstanding	29,339	28,288	28,911	28,451

Other comprehensive income, net of tax effects:
Net income	$3,640	$132	$11,873	$6,763
Unrealized gain (loss) on available-for-sale securities	120	8	(87)	39
Foreign currency translation adjustments	50	(48)	148	(864)

Comprehensive income	$3,810	$92	$11,934	$5,938

See accompanying notes to condensed consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,873	$6,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,122	12,382
Share-based compensation	9,019	4,794
Cumulative effect of a change in accounting principle	(351)	—
Provision for doubtful accounts and other allowances	6,582	3,175
Write-off of in-process research and development	––	1,600
Reduction of income taxes payable as a result of stock option exercises	1,600	3,402
Reduction of income taxes payable due to release of valuation allowance	93	—
Deferred income taxes	(5,134)	(2,235)
Excess tax benefits from share-based payment arrangements	(1,724)	—
Restructuring charges	42	2,019
Cash payments on restructuring charges	(113)	(1,550)
Gain on sale of available-for-sale securities	(234)	(29)
Loss on disposition of property and equipment	16	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,550)	(2,987)
Prepaid expenses and other current assets	(4,712)	876
Other assets	40	4
Accounts payable	182	(1,306)
Accrued salaries and benefits	(3,034)	(1,651)
Other accrued expenses	2,051	(2,925)
Deferred revenue	(770)	6,836

Net cash provided by operating activities	21,998	29,168

Cash flows from investing activities:
Purchase of property and equipment	(3,891)	(1,465)
Proceeds from the sale of property and equipment	9	—
Purchase of available-for-sale securities	(51,025)	(15,003)
Disposition of available-for-sale securities	51,416	40,795
Purchase of non-marketable equity investment	(500)	––
Cash paid in acquisitions, net of cash received	––	(71,521)

Net cash used in investing activities	(3,991)	(47,194)

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	1,724	—
Principal payments under capital lease obligations	(1,163)	(961)
Net proceeds from the issuance of common shares	6,722	5,424
Minimum tax withholding on restricted stock awards	(252)	—

Net cash provided by financing activities	7,031	4,463

Net increase (decrease) in cash and cash equivalents	25,038	(13,563)
Effect of foreign exchange rates on cash and cash equivalents	(617)	(70)
Cash and cash equivalents, beginning of period	110,838	122,988

Cash and cash equivalents, end of period	$135,259	$109,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$116	$452
Cash paid for income taxes	$12,477	$5,680
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$23	$2,247
Equipment acquired through operating lease incentives	$340	$––
Unrealized (loss) gain on available-for-sale securities	$(87)	$39
Issuance of common stock to settle liabilities	$592	$––
Supplemental disclosure of acquisition activity:
Fair value of assets acquired, excluding cash acquired	$—	$78,800
Previously accrued purchase price	—	5,116
Liabilities assumed, net of payments made	—	(9,763)
Deferred compensation	—	3,677
Fair value of options issued	—	(6,309)

Cash paid for acquisitions	$—	$71,521

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
Cash and cash equivalents
Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consist primarily of investments in commercial paper, U.S. government and agency securities, and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $70.8 million and $63.8 million as of September 30, 2006, and December 31, 2005, respectively.
Available-for-sale investment securities
Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include U.S. Government and Agency securities, which have contractual maturities of two years or less, and corporate debt, which have contractual maturities ranging from one to two years.
All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
included as a component of other comprehensive income until realized. Fair market values are based on quoted market prices. A decline in market value that is considered to be other than temporary is charged to earnings resulting in a new cost basis for the security. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $0 and $12,000 for the three months ended September 30, 2006 and 2005, respectively, and realized gains of $234,000 and $29,000 for the nine months ended September 30, 2006, and 2005, respectively, have been recognized as a component of other income, net.
Available-for-sale securities as of September 30, 2006, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and agency securities	$13,683	$15	$(11)	$13,687
Corporate debt	28,539	7	(44)	28,502

Total available-for-sale securities	$42,222	$22	$(55)	$42,189

Available-for-sale securities as of December 31, 2005, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government and agency securities	$27,489	$3	$(106)	$27,386
Corporate debt	13,594	18	(35)	13,577
Equities	1,293	174	—	1,467

Total available-for-sale securities	$42,376	$195	$(141)	$42,430

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
The Company licenses its service-oriented management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end user customer when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. VSOE for services, including AUP, is established based on the price charged when the same element is sold separately. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software license is sold by the reseller, value added reseller, or distributor to an end user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.
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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
The Company generally provides a 30-day return right in connection with its software licenses. The Company estimates its product returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as a reduction to accounts receivable and revenue.
Intangible assets
Intangible assets represent acquired customer relationships, core technology, trademark and trade name, and non-compete agreements. The intangible assets, other than trademark and trade name acquired in the Wise Solutions, Inc. (“Wise”) acquisition that have indefinite useful lives and customer relationships acquired in the Pedestal Software, Inc. (“Pedestal”) acquisition that are being amortized on an accelerated basis, are being amortized using the straight-line method over estimated useful lives of two to six years. Amortization of acquired intellectual property is classified as a cost of revenue in the accompanying statements of operations. Amortization of all other intangible assets is classified as an operating expense.
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
As of September 30, 2006, management did not consider any of the Company’s long-lived assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.
Goodwill
Goodwill resulted from the Company’s acquisitions of Wise and Pedestal, and the indefinite-lived trademark and trade name resulted from the Company’s acquisition of Wise. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and indefinite-lived intangible assets. Instead, goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. As of September 30, 2006, management did not consider goodwill or any indefinite-lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.
Translation of foreign currencies
The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated into U.S. Dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income, which is a component of stockholders’ equity. Foreign currency transaction gains or losses are reported in the accompanying condensed consolidated statements of operations in other (expense) income, net and amounted to a gain of $37,000 for the three months ended September 30, 2006, a loss of $83,000 for the three months ended September 30, 2005, a gain of $649,000 for the nine months ended September 30, 2006 and a loss of $1.1 million for the nine months ended September 30, 2005.
Beginning in September, 2006 the Company began a policy to manage foreign currency risk for the majority of its material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments are intended to reduce the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign currency forward contracts related to short-term intercompany accounts as hedges and, accordingly, such contracts are adjusted to fair value through results of operations. The foreign currency forward contracts were entered into on the last business day of the quarter, therefore no gains or losses have been recorded during the three months ended September 30, 2006.

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
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
SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company previously recorded a full valuation allowance for all of its U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors, including the limited operating history of the Company, and the high volatility and uncertainty of the industry in which it operates. At March 31, 2005, the Company’s results of operations mitigated this uncertainty and a portion of the valuation allowance was reversed. As of September 30, 2006, the Company maintained valuation allowances related to the net operating loss carry forwards of Tonic Software, Inc. (“Tonic”) of $1.2 million, subject to limitations imposed by section 382 of the Internal Revenue Code of 1986, as amended, and foreign losses of $1.6 million in jurisdictions where it is more likely than not that the deferred tax asset will not be realized.
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
The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s condensed consolidated financial statements as of September 30, 2005, and for the three and nine months then ended have not been restated to reflect the impact of SFAS No. 123R. The Company recognized share-based compensation expense of $2.7 million and $4.8 million during the three and nine months ended on September 30, 2005, respectively, due to the vesting of options issued in the money. See Note 4 for additional information.
During the three and nine months ended September 30, 2006, the Company recognized share-based compensation expense in its condensed consolidated financial statements which included (i) compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, (iii) compensation expense for restricted stock award grants made both before and after January 1, 2006, (iv) compensation expense for restricted stock units granted after January 1, 2006, and (v) compensation expense related to the ESPP.

The following table summarizes the share-based compensation expense recognized in the Company’s condensed consolidated statements of operations (in thousands):
ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006
Stock options	$1,514	$5,317
Restricted stock awards	833	2,592
Restricted stock units	295	530
ESPP	184	580

Total share based compensation	$2,826	$9,019

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
SFAS No. 123R requires the Company to calculate the pool of excess tax benefits (the “APIC Pool”), available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming it had applied the provisions of the standard in prior periods. The Company applied the provisions of SFAS No. 123R in calculating the APIC Pool.
Recently issued accounting pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its results of operations and financial position.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial position.
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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
Common share equivalents consist of shares issuable upon the exercise of stock options. During the three and nine months ended September 30, 2006, there were 1,622,000 outstanding common share equivalents with a weighted average exercise price of $20.77 that were not included in the computation of Diluted EPS. During the three and nine months ended September 30, 2005, there were 1,289,000 outstanding common share equivalents with a weighted average exercise price of $24.88 that were not included in the computation of Diluted EPS.
The following table summarizes the Company’s share computations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding:	28,628	27,705	28,318	27,482
Dilutive effect of stock options and unvested restricted stock	706	579	585	965
Dilutive effect of the ESPP	5	4	8	4

Diluted weighted average shares outstanding:	29,339	28,288	28,911	28,451

(4) Employee stock benefit plans
2002 Employee Stock Purchase Plan
In February 2002, the Company’s board of directors adopted the ESPP which became effective upon the completion of the Company’s initial public offering (“IPO”). A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, and the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of 2 percent of the outstanding shares of the Company’s common stock on the first day of the applicable year, 750,000 shares, or another amount as the Company’s board of directors may determine. The Company’s board of directors or a committee established by the board of directors administers the ESPP and has authority to interpret the terms of the ESPP and determine eligibility. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and contains consecutive, six-month offering periods. The offering periods generally start on the first trading day on or after February 1 and August 1 of each year, except for the first such offering period which commenced on the first trading day on or after the effective date of the IPO and ended on February 1, 2003. All eligible employees were automatically enrolled in the first offering period. Participants can purchase common stock through payroll deductions of up to 10 percent of their eligible compensation which includes a participant’s base salary, overtime, shift premiums and commissions, but excludes all other compensation. A participant could purchase a maximum of 1,125 shares during the first offering period under the ESPP and may purchase a maximum of 750 shares during each subsequent six-month offering period, or as limited by IRS rules. Amounts deducted and accumulated for the participant are used to purchase shares of common stock at the end of each six-month offering period. The price is 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation may not extend beyond the three months following termination. A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP. In July, 2006 the ESPP was amended to eliminate the availability of post-termination participation in the ESPP, effective for offering periods commencing February 1, 2007.
The following table summarizes the shares issued under the ESPP for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Shares issued	88	112	210	181
Intrinsic value of shares issued	$270	$251	$1,098	$787
Weighted average issue price	$16.56	$12.72	$14.33	$16.03

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
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

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
Plan Activity
A summary of the activity of the Company’s employee stock options during the nine months ended September 30, 2006, and details regarding the options outstanding and exercisable at September 30, 2006, are provided below:

	Nine Months Ended September 30, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	in (000’s)	Price	Term	in (000’s)
Outstanding at December 31, 2005	2,445	$16.32
Granted	652	$17.31
Exercised	(474)	$7.80
Forfeited	(171)	$20.91

Outstanding at September 30, 2006	2,452	$18.24	7.5	$11,778

Options outstanding, expected to vest	2,364	$18.16	7.5	$11,544
Exercisable at September 30, 2006	1,180	$16.14	6.4	$8,367
The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $1.9 million and $2.5 million, respectively and $5.8 million and $7.7 million for the nine months ended September 30, 2006, and 2005, respectively.
The tax benefit realized from stock option exercises in the three months ended September 30, 2006, and 2005, was $626,000 and $480,000, respectively and $2.2 million for the nine months ended September 30, 2006, and 2005.
A summary of the activity for restricted stock awards and restricted stock units during the nine months ended September 30, 2006, is provided below:

	Nine Months Ended
	September 30, 2006
	Restricted	Weighted
	Stock	Average
	Awards	Grant Date
Nonvested Shares	(in 000’s)	Fair Value
Unvested at December 31, 2005	356	$16.10
Granted	539	$18.81
Vested	(93)	$19.25
Canceled	(69)	$12.81

Unvested at September 30, 2006	733	$17.98

The weighted average remaining contractual life for unvested restricted stock awards and units at September 30, 2006, was 9.3 years. The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2006, was $62,000 and $1.8 million, respectively. The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2005, was $85,000.
Valuation and Expense Information under SFAS No. 123R
As indicated in Note 2, the Company adopted the provisions of SFAS No. 123R on January 1, 2006. The following table summarizes the share-based compensation expense by income statement line item that the Company recorded in accordance with the provisions of SFAS No. 123R (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006
Cost of revenue — services	$80	$355

Share-based compensation expense included in cost of net revenue	80	355

Sales and marketing	890	3,193
Research and development	1,025	3,136
General and administrative	831	2,335

Share-based compensation expense included in operating expenses	2,746	8,664

Total share-based compensation expense related to share-based equity awards	2,826	9,019
Deferred tax benefit	(1,005)	(3,647)

Total share-based compensation expense related to share-based equity awards, net of tax	$1,821	$5,372

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
The Company had no share-based compensation costs capitalized as part of the cost of an asset as of September 30, 2006.
The adoption of SFAS No. 123R on January 1, 2006, decreased the Company’s pre-tax income by $1.1 million and $5.0 million, decreased net income by $764,000 and $3.0 million, decreased basic net income per share by $0.03 and $0.11 and decreased dilutive net income per share by $0.03 and $0.10 for the three and nine months ended September 30, 2006, respectively.
At September 30, 2006, the estimated fair value of all unvested stock options and restricted stock awards and units that have not yet been recognized as compensation expense was $9.0 million and $7.7 million, respectively. The Company expects to recognize this amount over a weighted average period of 1.6 years for unvested stock options and 2.3 years for restricted stock awards and units.
As indicated in Note 2, under both SFAS No. 123R and SFAS No. 123 the Company used the Black-Scholes model to estimate the fair value of its option awards and employee stock purchase options issued under the ESPP.
The key assumptions used in the model during the three and nine months ended September 30, 2006, and 2005, are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock option grants:
Risk free interest rate	4.9%	4.0%	4.7%	3.9%
Weighted average expected lives	6.0	3.3	6.0	4.5
Volatility	65%	120%	65%	125%
Dividend yield	––	––	––	––
ESPP:
Risk free interest rate	5.2%	3.8%	4.9%	3.8%
Weighted average expected lives	0.5	0.5	0.5	0.5
Volatility	30%	36%	26%	36%
Dividend yield	––	––	––	––
The weighted average grant date fair value of the option awards and employee stock purchase options granted during the period were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Options granted	$12.42	$13.50	$11.19	$18.90
Employee stock purchase options	$4.78	$1.66	$4.47	$1.66
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
Pro-forma Information under SFAS No. 123 for Periods Prior to January 1, 2006
As indicated in Note 2, the Company applied the provisions of APB No. 25 to determine its share-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS No. 123 to its share-based compensation plans during the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005
Net income, as reported	$132	$6,763
Add: Share-based employee compensation expense included in reported net income	2,699	4,794
Deduct: Share-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(8,251)	(17,423)

Pro forma net loss	$(5,420)	$(5,866)

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005
Basic net loss per common share:
As reported	$––	$0.25
Pro forma	$(0.20)	$(0.21)
Diluted net loss per common share:
As reported	$––	$0.24
Pro forma	$(0.20)	$(0.21)
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
Indemnifications
The Company generally provides within its negotiated license agreements a limited indemnification provision for claims by third parties relating to the Company’s rights to use, market and distribute its products, as well as for claims of personal injury and property damage. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). At September 30, 2006, the Company was not aware of any material liabilities arising from these indemnifications.
Legal matters
The Company is involved in claims that arise in the ordinary course of business. In accordance with SFAS No. 5 the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.
Concentration of credit risk and significant customers
The Company offers credit terms on the sale of licenses to its software products to certain customers. The Company periodically and selectively performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. For the three and nine months ended September 30, 2006, and 2005, and as of September 30, 2006, and December 31, 2005, customers that accounted for more than 10% of total revenue and/or accounts receivable balances are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Hewlett-Packard	11%	10%	14%	20%
Dell	23%	33%	23%	26%

	September 30,	December 31,
	2006	2005
Accounts receivable:
Hewlett-Packard	7%	12%
Dell	23%	18%

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
Common Stock Repurchase Program
In July, 2006, the Company implemented a stock repurchase program pursuant to which up to an aggregate of $50 million of the Company’s outstanding common stock may be repurchased from time to time during the twenty-four month period that began July 2006. In conjunction with the stock repurchase program, the Company adopted a Rule 10b5-1 stock trading plan pursuant to which it has instructed a broker to execute stock repurchases according to pre-determined instructions. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The Company intends to account for any shares repurchased pursuant to the stock repurchase plan as treasury shares. The Company intends to fund the repurchases from available working capital. As of September 30, 2006 no shares of common stock had been repurchased under this stock repurchase program.
(6) Segment, geographic and customer information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for public enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as one segment: the development and marketing of service-oriented management software products and services.
Revenue from customers located outside the United States accounted for 30% and 33% of total revenue for the three months ended September 30, 2006, and 2005, respectively and 31% and 36% for the nine months ended September 30, 2006, and 2005, respectively. The majority of international sales have been made in Europe. There were no significant long-lived assets held outside the United States as of September 30, 2006.
The following table presents revenue by geographic areas (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Domestic operations:
Domestic customers	$39,346	$32,544	$116,731	$91,028
International customers	1,623	1,617	5,485	6,093

Total	40,969	34,161	122,216	97,121

International operations:
Europe customers	13,030	12,424	40,158	37,852
Other customers	1,970	2,190	6,619	7,066

Total	15,000	14,614	46,777	44,918

Consolidated revenue	$55,969	$48,775	$168,993	$142,039

(7) Restructuring charge
During 2005, the Company recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout the Company’s workforce, including $0.2 million of share-based compensation related to the accelerated vesting of certain stock options.
Pursuant to the restructuring plan, the Company notified 86 employees that their employment would be terminated. As of September 30, 2006, all of these employees had left the Company’s employment and $2.2 million had been paid as termination benefits and related costs pursuant to the restructuring.
As part of the restructuring plan, the Company determined that office space in two locations in Germany were no longer required. As of September 30, 2006, this office space was no longer in use and all required obligations had been settled.
The following summarizes the restructuring plan activity as it relates to the employee severance and other related benefits for the period ended September 30, 2006 (in thousands):

Restructuring liability at December 31, 2005	$71
Severance and related costs	26
Lease cancellation and other costs	16

Restructuring liability	113
Cash payments	(113)

Restructuring liability at September 30, 2006	$––

ALTIRIS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(continued)
(8) Related party transactions
A director of the Company is also a director of DirectPointe, Inc. (“DirectPointe”). In August, 2006 the Company invested $500,000 in a private placement of DirectPointe preferred stock. In addition, the Company paid to DirectPointe $500,000 related to the termination of an exclusive distribution and license agreement. Sales to DirectPointe during the three and nine months ended September 30, 2006 were not significant.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:
•	operating expenses;

•	business expansion, including expansion in international markets;

•	the impact of quarterly fluctuations of revenue and operating results;

•	expansion of product offerings;

•	the release of future versions of current products;

•	the dependence of our products on the Microsoft Windows market;

•	our expectations concerning our relationships with Hewlett-Packard, or HP, and Dell;

•	levels of software license revenue;

•	future acquisitions of or investments in complementary companies, products or technologies;

•	our expectations concerning relationships with resellers, systems integrators and key customers;

•	our ability to compete effectively in the market;

•	levels of capital expenditures;

•	fluctuations in interest rates;

•	legal proceedings;

•	changes in accounting standards;

•	trends of our costs and expenses;

•	staffing and expense levels;

•	international operations; and

•	adequacy of our capital resources to fund operations and growth.
These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere within this report.
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this

Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the United States Securities and Exchange Commission, or SEC.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Company — Investor Relations — SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Our Internet website address is http://www.altiris.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.
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
Sources of revenue
We derive the large majority of our revenue from sales of software licenses. We sell our products through our direct sales force, as well as through indirect channels such as distributors, value-added resellers, or VARs, original equipment manufactures, or OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.
The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 31% of our total revenue in the nine months ended September 30, 2006, 36% of our total revenue in the nine months ended September 30, 2005, and 34% of our total revenue in the year ended 2004. As of September 30, 2006, we had sales people located internationally in North America, Latin America, Asia, Australia, Europe and Africa.

Revenue recognition
We recognize revenue in accordance with Statement of Position 97-02, Software Revenue Recognition, or SOP 97-02, as amended by SOP 98-09. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products, AUP, technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.
License revenue
We license our service-oriented management software products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user customer when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of September 30, 2006, we had $193,000 of deferred license revenue.
Services revenue
We derive services revenue primarily from AUP, technical support arrangements, consulting, training and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held. As of September 30, 2006, we had $61.3 million of deferred services revenue.
Critical accounting policies
The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and when reporting financial results, cause us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K filed on March 16, 2006, as amended. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:
•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	translation of foreign currencies;

•	impairment of long-lived and indefinite-lived assets;

•	valuation allowances against deferred income tax assets; and

•	share-based compensation.

As described above, we recognize revenue in accordance with SOP 97-02, as amended. Revenue recognition in accordance with SOP 97-02 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. Additionally, the assessment that services are not essential to the functionality of the software may change depending on our mix (between services and software licenses) of, and types of services in, future arrangements. Further implementation guidelines relating to SOP 97-02 and related modifications as well as new pronouncements may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.
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
We transact business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated into U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income, which is a component of stockholders’ equity.
Beginning in September, 2006, we began a policy to manage foreign currency risk for the majority of our material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments are intended to reduce the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign currency forward contracts related to short-term intercompany accounts as hedges and, accordingly, such contracts are adjusted to fair value through results of operations.
In connection with the assets acquired from Computing Edge, Tekworks, Previo, Wise, FSLogic, BridgeWater, Tonic, Pedestal, and Compaq, we recorded $65.2 million of intangible assets consisting of intellectual property, customer relationships, core technology, trademark and trade name, non-compete agreements, and in-process research and development. In-process research and development is written off immediately to the statement of operations. We have recorded a total of $68.1 million of goodwill related to the Wise and Pedestal acquisitions. Trademark and trade name associated with the Wise acquisition and goodwill have indefinite lives. We evaluate goodwill and other indefinite-lived assets for impairment, using a fair value based analysis, at least annually. The remaining identifiable intangible assets are being amortized over their estimated useful lives ranging from two to six years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.
Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We previously recorded a full valuation allowance for all of our U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including our limited operating history, and the high volatility and uncertainty of the industry in which we operate. At March 31, 2005, our results of operations mitigated this uncertainty and a portion of the valuation allowance was reversed. As of September 30, 2006, we maintained a valuation allowance of approximately $2.8 million against certain net operating losses provided in certain acquisitions and foreign jurisdictions because it is more likely than not that some or all of the deferred tax assets may not be realized.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, or SFAS No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006, and prior to but not yet vested as of January 1, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Pursuant to Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize compensation cost for awards granted prior to but not yet vested as of January 1, 2006, and awards granted after January 1, 2006 that contain performance enhancements, on an accelerated basis. Compensation expense for all other awards granted after January 1, 2006, is recognized on a straight-line basis. Prior to SFAS No. 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, therefore we generally recognized compensation expense for restricted stock awards and, generally recognized compensation expense only when we granted options with an exercise price below the fair market value on the date of grant.
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
Limited operating history
We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During 2004, we eliminated the accumulated deficit of $9.5 million as of December 31, 2003, and have retained earnings of $22.4 million as of September 30, 2006.
Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support growth and such other risks described under the caption “Risk Factors” within Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.
Results of Operations
The following table sets forth our historical results of operations expressed as a percentage of total revenue for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue:
Software	52%	54%	53%	57%
Services	48	46	47	43

Total revenue	100	100	100	100

Cost of revenue:
Software	1	1	1	—
Amortization of acquired core technology	3	5	3	5
Services	17	14	17	14

Total cost of revenue	21	20	21	19

Gross Profit	79	80	79	81

Operating expenses:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Sales and marketing	38	42	38	42
Research and development	21	22	20	22
General and administrative	11	12	11	12
Write-off of in-process research and development	—	—	—	1
Restructuring charges	—	4	—	2
Amortization of intangibles	2	2	2	2

Total operating expenses	72	82	71	81

Income (loss) from operations	7	(2)	8	—
Other income, net	3	2	3	8
Provision for income taxes	(3)	—	(4)	(3)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—

Net income	7%	—%	7%	5%

Revenue
Our total revenue increased from $48.8 million for the three months ended September 30, 2005 to $56.0 million for the three months ended September 30, 2006, representing growth of 15%, and from $142.0 million for the nine months ended September 30, 2005 to $169.0 million for the nine months ended September 30, 2006, representing growth of 19%. Revenue from customers outside of the United States increased from $16.2 million for the three months ended September 30, 2005 to $16.6 million for the three months ended September 30, 2006, representing growth of 2%, and from $51.0 million for the nine months ended September 30, 2005 to $52.3 million for the nine months ended September 30, 2006, representing growth of 2%. Sales to HP and Dell accounted for 10% and 33% of our total revenue for the three months ended September 30, 2005, respectively, 11% and 23% of our total revenue for the three months ended September 30, 2006, respectively, 20% and 26% of our total revenue for the nine months ended September 30, 2005, respectively, and 14% and 23% of our total revenue for the nine months ended September 30, 2006, respectively. We expect sales to HP and Dell will likely continue to represent a significant portion of our total revenue in the future.
Software. Our software revenue increased from $26.2 million for the three months ended September 30, 2005 to $28.9 million for the three months ended September 30, 2006, representing growth of 11%. The increase in the three months ended September 30, 2006 as compared to the comparable fiscal 2005 period was primarily due to the expansion of our product offerings and an increase in purchases of integrated suites of products as compared to purchases of lower priced individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.
Our software revenue increased from $81.0 million for the nine months ended September 30, 2005 to $89.0 million for the nine months ended September 30, 2006, representing growth of 10%. The increase during the nine months ended September 30, 2006 as compared to the comparable fiscal 2005 period was primarily due to the carryover of $7.1 million into the first quarter of 2006 from the fourth quarter of 2005 due to our not delivering permanent license keys of an element of certain suite solutions, the expansion of our product offering and an increase in purchases of integrated suites of products as compared to purchases of lower priced individual product modules and, to a lesser extent, expansion of our relationships and indirect sales channel and expansion of our direct sales forces.
Services. Services revenue increased from $22.6 million for the three months ended September 30, 2005 to $27.0 million for the three months ended September 30, 2006, representing an increase of 20%. This increase was primarily due to an increase of $2.8 million in AUP from an increase in license revenue and the increase in our total customer base, combined with a $1.4 million increase in consulting and training activities due to more services engagements purchased.
Services revenue increased from $61.1 million for the nine months ended September 30, 2005, to $80.0 million for the nine months ended September 30, 2006, representing an increase of 31%. This increase is primarily due to an increase of $9.3 million in AUP from an increase in license revenue and the increase in our total customer base, combined with a $9.3 million increase in consulting and training activities due to more services engagements purchased.
Cost of revenue
Software. Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $2.6 million for the three months ended September 30, 2005 to $2.1 million for the three months ended September 30, 2006, representing a decrease of 19%. The decrease was due to a $625,000 decrease in amortization of acquired intellectual property, offset by a $125,000 increase in direct software costs.

Our cost of software license revenue decreased from $7.3 million for the nine months ended September 30, 2005 to $6.0 million for the nine months ended September 30, 2006, representing a decrease of 17%. The decrease was due to a $1.6 million decrease in amortization of acquired core technology, offset by a $293,000 increase in direct software costs.
Services. Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services and training personnel. Our cost of services revenue increased from $6.6 million for the three months ended September 30, 2005 to $9.5 million for the three months ended September 30, 2006, representing an increase of 44%. The increase in our cost of services revenue was due to an increase of $2.9 million in professional service costs associated with the increase in related consulting and training revenue from an increase in service engagements, including the increase in salaries and benefits and related costs resulting from an increase in professional service and training staff. Cost of services revenue personnel increased from 131 employees at September 30, 2005 to 167 employees at September 30, 2006. Cost of services revenue represented 29% of services revenue for the three months ended September 30, 2005 and 35% for the three months ended September 30, 2006.
Our cost of services revenue increased from $19.4 million for the nine months ended September 30, 2005 to $28.0 million for the nine months ended September 30, 2006, representing an increase of 45%. The increase in our cost of services revenue during this period was primarily due to an increase in professional service costs associated with the increase in related consulting and training revenue, including the increase in salaries and benefits and related costs resulting from an increase in professional service training staff and in share-based compensation. Cost of services revenue represented 32% of services revenue for the nine months ended September 30, 2005 and 35% of services revenue for the nine months ended September 30, 2006. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.
Operating expenses
Sales and marketing. Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $20.6 million for the three months ended September 30, 2005 to $21.5 million for the three months ended September 30, 2006, an increase of 4%, and from $59.9 million for the nine months ended September 30, 2005 to $65.0 million for the nine months ended September 30, 2006, an increase of 8%. The increases in both fiscal 2006 periods as compared to the comparable 2005 fiscal periods was primarily due to an increase in salaries and benefits, including commissions and share-based compensation, from an increase in our worldwide sales and marketing personnel, including customer services and support. Sales and marketing personnel increased from 338 employees at September 30, 2005 to 364 employees at September 30, 2006. Sales and marketing expense represented 42% of total revenue for the three months ended September 30, 2005 and 38% of total revenue for the three months ended September 30, 2006, and represented 42% of total revenue for the nine months ended September 30, 2005 and 38% of total revenue for the nine months ended September 30, 2006. The decrease primarily was due to the economies of scale resulting from increases in the number and size of sales transactions. We plan to continue expanding our sales, marketing, and support functions and increasing our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2006 as we expand our sales and marketing efforts.
Research and development. Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy, quality assurance personnel and share-based compensation associated with grants of equity awards to research and development personnel. Research and development expense increased from $10.7 million for the three months ended September 30, 2005, to $11.5 million for the three months ended September 30, 2006, an increase of 8%, and from $31.4 million for the nine months ended September 30, 2005, to $34.1 million for the nine months ended September 30, 2006, an increase of 9%. The increases in both fiscal 2006 periods as compared to the comparable fiscal 2005 periods were primarily due to an increase in share-based compensation expense as a result of the adoption of SFAS 123R and an increase in headcount from 298 employees at September 30, 2005 to 335 employees at September 30, 2006. Research and development expense represented 22% of total revenue for the three months ended September 30, 2005 and 21% of total revenue for the three months ended September 30, 2006. Research and development expense represented 22% of total revenue for the nine months ended September 30, 2005 and 20% of total revenue for the nine months ended September 30, 2006. The decrease was due primarily to economies of scale associated with the increase in revenue. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2006.
General and administrative. General and administrative expense consists of salaries, bonuses, share-based compensation, benefits and related costs of executive, finance, legal, human resources, information systems, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $5.8 million for the three months ended September 30, 2005 to $6.2 million for the three months ended September 30, 2006, an increase of 7%, and from $17.7 million for the nine months ended September 30, 2005 to $18.8 million for the nine months ended September 30, 2006, an increase of 6%. The increases in both fiscal 2006 periods as compared to the comparable fiscal 2005 periods were primarily due to additional expenses related to increased staffing necessary to manage and support our growth. General and administrative personnel increased from 96 employees at September 30, 2005 to 99 employees at September 30, 2006. General and administrative expense represented 12% of total revenue for the three months ended September 30, 2005 and 11% of total revenue for the three months ended September 30, 2006. General and administrative expense represented 12% of total revenue for the nine months ended September 30, 2005 and 11% of total revenue for the nine months ended September 30, 2006. The decrease was due primarily to economies of scale associated with the increase in revenue. We expect that general and administrative expense will continue to increase in absolute dollars through the remainder of 2006 to support our growth and due to costs associated with being a public company.
Share-based compensation. We adopted SFAS 123R as described more fully in the Notes to Condensed Consolidated Financial Statements, effective January 1, 2006. We recognized share-based compensation expense of $2.7 million for the three months ended September 30, 2005, and $2.8 million for the three months ended September 30, 2006. Share-based compensation for the nine months ended September 30, 2005 was $4.8 million compared to $9.0 million for the nine months ended September 30, 2006. We expect share-based compensation expenses, accounted for under the requirements of SFAS 123R, will be approximately $11.4 million for our fiscal year ending December 31, 2006.
Amortization of intangible assets. Amortization of intangible assets relates to the intangible assets acquired from Wise, Tonic, and Pedestal, excluding core technology, which is included in cost of revenue. Amortization of intangible assets remained unchanged at $1.0 million and $945,000 for the three months ended September 30, 2005 and September 30, 2006, respectively, and $3.0 million for the nine months ended September 30, 2005 and September 30, 2006.
Write-off of in-process research and development. Write-off of in-process research and development of $1.6 million, which was written off in the three months ended March 31, 2005, related to the Pedestal acquisition.
Other income, net. Other income, net consists generally of interest income, interest expense and foreign currency transaction gains and losses. We had other income of $1.4 million for the three months ended September 30, 2006, which consisted primarily of interest income of $2.0 million, offset by $135,000 of interest expense and $500,000 related to the termination of an exclusive distribution and license agreement. We had other income of $764,000 for the three months ended September 30, 2005, which consisted primarily of interest income, offset by foreign currency transaction losses and interest expense. We had other income of $5.3 million for the nine months ended September 30, 2006, which consisted primarily of $5.4 million of interest income, $649,000 of foreign currency transaction gains and $234,000 of gains on the sale of available-for-sale securities, offset by $440,000 of interest expense and $500,000 related to the termination of an exclusive distribution and license agreement. We had other income of $11.0 million for the nine months ended September 30, 2005, which consisted primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense.
Provision for income taxes. The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $116,000 in the three months ended September 30, 2005, and $2.0 million in the three months ended September 30, 2006. The provision for income taxes was $4.0 million in the nine months ended September 30, 2005 and $7.8 million in the nine months ended September 30, 2006. The increase in the provision for income taxes in the nine months ended September 30, 2006 was due to the increase in profitability and compensation expense from share-based awards.
Cumulative effect of a change in accounting principle. During the nine months ended September 30, 2006, we recorded a benefit of $351,000 from the cumulative effect of a change in accounting principle, net of taxes of $221,000. This change was due to estimating and recording expected forfeitures at the time an option or award is granted as required by the adoption of provisions of SFAS No. 123R, effective January 1, 2006.
Liquidity and Capital Resources
Since inception, we have funded our operations through borrowings, equity investments and operations. In May 2000, one of our investors converted $9.0 million of debt into shares of preferred stock. In May 2000, we also sold shares of preferred stock for $500,000. In February 2002, we sold 2,933,333 shares of our Series B preferred stock to investors in a private placement for net proceeds of $21.2 million and we issued 272,728 shares of our common stock to an existing investor upon the exercise of an outstanding warrant resulting in proceeds of $1.5 million. In May 2002, we completed a private placement of 258,064 shares of our Series C non-voting preferred stock for net proceeds of $1.8 million. In May 2002, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $43.8 million. Upon the closing of our initial public offering, our Series A and Series B preferred shares converted into common shares and the Series C non-voting preferred stock was converted into Class B non-voting common stock. The non-voting common stock automatically converted into voting common stock in May 2003. In August 2003, we completed a follow-on public offering of 3,750,000 shares of our common stock and realized net proceeds from the offering of $66.0 million.
Our operating activities provided $22.0 million of cash during the nine months ended September 30, 2006 and $29.2 million during the nine months ended September 30, 2005. Cash provided by operating activities in the first nine months of 2006 consisted primarily of net income of $11.9 million, adjusted for $11.1 million of depreciation and amortization, $9.0 million of share-based compensation, a $6.6 million provision for doubtful accounts and other allowances, $1.6 million for a reduction of income taxes payable as a result of stock option exercises, a $5.1 million increase in deferred income taxes and $1.7 million for excess tax benefits for share-based payment arrangements. Changes in operating assets and liabilities used $10.8 million of cash during the first nine months of 2006 consisting primarily of a $4.6 million increase in accounts receivable a $4.7 million increase in prepaid expenses and other current assets, a $770,000 decrease in deferred revenue, a $3.0 million decrease in accrued salaries and benefits, offset by a $2.2 million increase in accounts payable and other accrued liabilities.
Net cash provided by operating activities in the nine months ended September 30, 2005 consisted primarily of net income of $6.8 million, adjusted for $12.4 million of depreciation and amortization, a $1.6 million write-off of in-process research and development costs related to the Pedestal acquisition, $4.8 million of share-based compensation, a $3.2 million provision for doubtful accounts and other allowances, $3.4 million for a reduction of income taxes payable as a result of stock option exercises and the release of the valuation allowance, $2.0 million in restructuring charges, $1.6 million in cash payments of restructuring charges, and a $2.2 million decrease in deferred income taxes. Changes in operating assets and liabilities used $1.2 million of cash during the first nine months of 2005 consisting primarily of a $1.3 million decrease in accounts payable, a $3.0 million increase in accounts receivable, a $2.9 million decrease in other accrued expenses, and a $1.7 million decrease in accrued salaries and benefits, offset by a $6.8 million increase in deferred revenue.
Accounts receivable, net decreased from $45.6 million as of December 31, 2005, to $44.5 million as of September 30, 2006. This decrease was primarily due to the collection of outstanding receivables, an improvement in the days sales outstanding and an increase in the allowances for accounts receivable. Deferred revenue decreased from $62.1 million as of December 31, 2005 to $61.5 million as of September 30, 2006 primarily due to the $7.2 million in license and service revenue which was deferred as of December 31, 2005 and recognized in the first quarter of 2006, offset by an increase in renewable AUP and services revenue.
Investing activities used $47.2 million of cash during the nine months ended September 30, 2005 and used $4.0 million of cash during the nine months ended September 30, 2006. Cash used by investing activities during the nine months ended September 30, 2005 consisted of $15.0 million in purchases of available-for-sale securities, $1.5 million for purchases of property and equipment, and $71.5 million for acquisitions, offset by $40.8 million in dispositions of available-for-sale securities. Cash used in investing activities during the nine months ended September 30, 2006 primarily consisted of $51.0 million in purchases of available-for-sale securities, $3.9 million for purchases of property and equipment and a $500,000 purchase of a non-marketable equity investment, offset by $51.4 million in dispositions of available-for-sale securities.
Financing activities provided $4.5 million of cash during the nine months ended September 30, 2005 and provided $7.0 million of cash during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we received $5.4 million of cash from the exercise of stock options, offset by $1.0 million of payments on capital lease obligations. During the nine months ended September 30, 2006, we received $6.7 million of cash from the exercise of stock options and $1.7 million in excess tax benefits from share-based payment arrangements, offset by $1.2 million of payments on capital lease obligations and $252,000 of payments related to minimum tax withholdings on the release of restricted stock awards.
As of September 30, 2006, we had stockholders’ equity of $253.3 million and working capital of $158.9 million. Included in working capital is deferred revenue of $55.7 million, which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future. We believe that our current working capital, together with cash anticipated to be provided by operations, will be sufficient to satisfy our anticipated cash requirements and capital expenditures for the next 12 months.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

	Payments Due by Period
		Less Than	1-3	After
	Total	1 Year	Years	3 Years
Contractual Obligations:
Capital leases	$2,098	$1,299	$799	$—
Operating leases	25,136	4,257	10,493	10,386

Total contractual obligations	$27,234	$5,556	$11,292	$10,386

As of September 30, 2006, we did not have any other significant commercial commitments, such as letters of credit, guarantees or repurchase obligations.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our results of operations and financial position.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our results of operations and financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
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
Foreign Currency Rate Risk
Our business is principally transacted in United States (U.S.) Dollars. During the year ended December 31, 2005, approximately 32% of the U.S. Dollar value of our invoices were denominated in currencies other than the U.S. Dollar. During the nine months ended September 30, 2006, approximately 29% of the U.S. Dollar value of our invoices were denominated in currencies other than the U.S. Dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates for various countries. Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. Dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. Dollars for financial reporting purposes; and (3) non-U.S. Dollar denominated sales to foreign customers.
Beginning in September, 2006, we began a policy to manage foreign currency risk for the majority of our material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments are intended to reduce the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign currency forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. The foreign currency forward contracts were entered into on the last business day of the quarter, therefore no gains or losses have been recorded during the three months ended September 30, 2006.
Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
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
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, or the Evaluation Date (September 30, 2006), we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be included in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in claims that arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, Accounting Contingencies, we make a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in our opinion, the ultimate disposition of these matters will not have a material adverse effect on our results of operations or financial position.

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
Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock would likely decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:
•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	the timing of revenue recognition for sales of software licenses and services;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or our strategic partners;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services;

•	the amount and timing of operating expenses and capital expenditures relating to the expansion of our business and operations;

•	changes in the policies or practices of our key strategic partners, or in the nature of our business relationship, that significantly affect the marketing or sale of our products by or through such partners;

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere; and

•	costs associated with legal proceedings, including legal fees and any adverse judgments or settlements.
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
Microsoft has delivered expanded offerings in the systems management software market that compete with our products and has announced its intention to continue to deliver competitive offerings in that market. Microsoft has substantially greater financial, technical and marketing resources, a larger customer base, a longer operating history, greater name recognition and more established relationships in the industry than we do. If Microsoft gains significant additional market share in the systems management market with competing products, our ability to achieve sufficient market penetration to grow our business would likely be impaired and the demand for our products would suffer. In addition, the possible perception among our customers and potential customers that Microsoft is going to be successful in delivering systems management software offerings that compete with our products may delay or change their buying decisions and limit our ability to increase market penetration and grow our business.
If the Microsoft technologies upon which our products are dependent become incompatible with our products or lose market share, the demand for our Microsoft-based products would suffer.
Many of our products are designed specifically for the Windows platform and designed to use current Microsoft technologies and standards, protocols and application programming interfaces. Although some of our products work on other platforms, such as UNIX, Linux, Macintosh and Palm, we believe that the integration between our products and Microsoft’s products is one of our competitive advantages. If Microsoft promotes technologies and standards, protocols and application programming interfaces that are incompatible with our technology, or promotes and supports competitive products offered by Microsoft or our other competitors, the demand for our products would suffer. Additionally, if Microsoft does not provide or delays providing the necessary technical information for us to develop products that integrate or interact with Microsoft’s products and technologies, our ability to develop and deliver Microsoft-based products would be impaired and the demand for our products could suffer.
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
An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 25% of our revenue in 2004, 26% of our revenue in 2005, and 23% of our revenue in the nine months ended September 30, 2006. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to customers directly or through distributors and resellers. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Also, any changes by Dell to its internal policies or practices that, in effect, significantly reduce or otherwise adversely affect Dell’s marketing or sale of our products, including changes to the compensation structure for its sales personnel or to the allocation of Dell resources to the marketing and sale of our combined products, could adversely impact the revenue generated through Dell. In addition, any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to market and sell our products and impair or eliminate a substantial revenue source.
We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on such relationships. In recent periods, the percentage of revenue that we derive through our relationships with HP has decreased and any further loss of significant revenue from HP could negatively impact our results of operations. HP accounted for approximately 31% of our revenue in 2004, 18% of our revenue in 2005, and 14% of our revenue in the nine months ended September 30, 2006. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business with HP would deteriorate.
In addition, HP has acquired a number of software companies that offer products that compete or in the future may compete with some of our products. If HP continues to expand its software offerings, through acquiring companies in our market or otherwise, the level of revenue we derive through our relationships with HP could continue to decline and our growth prospects for our HP business could be impaired. HP has also indicated that it has changed the compensation structure for its sales representatives in a way that promotes the marketing and sale of HP’s acquired products.
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
Mergers and acquisitions of technology companies are inherently risky, and we cannot give any assurance that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. If we fail to integrate successfully any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not be able to evaluate or utilize successfully the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products or the technologies and intellectual property from which the products are derived. Additionally, we may have to incur debt or issue equity securities to pay for any future acquisition, either of which could affect the market price of our common stock. The sale of additional equity or convertible debt could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
If we do not expand our indirect distribution channels, we will have to rely more heavily on our direct sales force to develop our business, which could limit our ability to increase revenue and grow our business.
Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels. Our indirect sales channels generated approximately 86% of our revenue in 2004, 81% of our revenue in 2005, and 78% of our revenue in the nine months ended September 30, 2006. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.
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
If our existing customers do not purchase additional licenses or renew annual upgrade protection, our sources of revenue would be limited to new customers and our ability to grow our business would likely be impaired.
Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented approximately 64% in 2004, 57% in 2005, and 64% of our revenue in the nine months ended September 30, 2006. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.
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
Because our software products are complex, they may contain errors or “bugs” that may be detected at any point in a product’s lifecycle. While we make significant efforts to continually test our products for errors and work with customers through our customer support services to identify and correct bugs and to otherwise improve our products, errors and deficiencies in our products may be found even after our products have been commercially introduced. Detection of significant errors or a significant number of errors or deficiencies in our software products may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. In the past, we have discovered errors in our pre-release products that have led to delays in the shipment of our products to allow for the correction of these errors. Errors and deficiencies have also been discovered in our commercial products. In either case, such product errors could result in harm to our reputation and business and have a material adverse effect on our results of operations. Moreover, because our products primarily support other systems and applications, such as Windows, any software errors or bugs in the operating systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the errors reside.
In addition, we may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could harm our business, result in unexpected expenses and damage our reputation. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide generally that if our products fail to meet the designated standard within a defined warranty period, we will correct or replace such products or refund fees paid for such products. Our standard agreements in many jurisdictions also provide that we will not be liable for indirect or consequential damages caused by the failure of our products. However, such warranty and limitation of liability provisions are not effective under the laws of certain jurisdictions. Although no product liability suits have been filed to date, the sale and support of our products entails the risk of such claims.
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
If third parties assert that our products or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products could be harmed. In addition, these types of claims could be costly to defend or settle and may result in our loss of significant intellectual property rights.
We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlap. Third parties notify us from time to time that our products may infringe their intellectual property rights. If such notice evolves into a formal claim or litigation, there would be costs associated with defending and, if applicable, settling such claims, whether the claims have merit or not, which could harm our business. Any such claims could also harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any current or potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.
If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.
Our future success will depend to a significant extent on the continued service of our executive officers and certain other key employees. Of particular importance to our continued operations are our President and Chief Executive Officer, Greg Butterfield, and our Chief Technology Officer, Dwain Kinghorn. Competition for qualified personnel in the computer software industry is intense, and if we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key personnel could divert management’s time and result in increased operating expenses.
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
Sales to international customers represented approximately 36% of our revenue in 2004, 37% of our revenue in 2005, and 31% of our revenue in the nine months ended September 30, 2006. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:
•	our inability to adapt and conform to accepted local business practices and customs and to establish and develop business relationships with local customers and partners;

•	delays in translating and localizing products and documentation;

•	limitations on future growth or inability to maintain current levels of revenue from international operations if we do not invest sufficiently in our international operations;

•	longer payment cycles;

•	seasonal reductions in business activity in certain foreign countries, such as the summer months in Europe;

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	limited or unfavorable intellectual property protection in certain foreign countries;

•	laws that increase the costs and other risks of doing business in certain foreign countries;

•	fluctuations in currency exchange rates;

•	increased administrative expenses;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales and growth;

•	restrictions against repatriation of earnings from our international operations;

•	potential adverse tax consequences; and

•	difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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
As we expand our international operations, we expect that our international business will continue to be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the United States Dollar have caused, and we expect such fluctuations to continue to cause, currency transaction gains and losses. In September 2006, we began a policy to manage foreign currency risk for the majority of our material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments are intended to reduce the risk that might otherwise result from certain changes in currency exchange rates, however, we cannot be certain that our forecasted exposure, upon which such contracts are based, will accurately reflect the actual future exposure. Also, we cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future.
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
Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The FASB, among other agencies and entities, has made changes to GAAP that require us to record an additional charge to earnings for employee stock option grants (SFAS No. 123, as revised). Under the new guidance, stock options are recorded at their estimated fair value on the date of grant beginning January 1, 2006. This change increased our operating expenses by approximately $5.0 million during the nine months ended September 30, 2006. In addition, new regulations proposed by the Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant stock options to employees, we may incur increased accounting compensation costs, which may lead us to change our equity compensation strategy and that may make it more difficult to attract, retain and motivate employees, which could materially and adversely affect our business.
Compliance with new rules and regulations concerning corporate governance may be costly, which could harm our business.
We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements. The Sarbanes-Oxley Act of 2002, together with rules implemented by the SEC and Nasdaq, has required and will require us to make changes in our corporate governance, public disclosure and compliance practices, which changes and the associated expense have had, and may continue to have, an adverse effect on our profitability. These rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, such as stockholder approval of any new stock option plans. In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These costs include expenses related to developing and enhancing our IT systems. These regulatory requirements may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit or compensation committees, and qualified executive officers. We are presently evaluating and monitoring regulatory developments, including the recent rulemaking by the SEC regarding executive compensation and related person disclosure, and cannot estimate the timing or magnitude of additional costs we may incur as a result; however, if these costs prove significant, they could further diminish our profitability.

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
The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:
•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	the timing and magnitude of stock repurchases pursuant to our stock repurchase plan;

•	changes in business or regulatory conditions;

•	trading of our common stock by our directors and officers;

•	the trading volume of our common stock generally; and

•	disruptions in the geopolitical environment, including war or hostilities in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.
We have authorized the use of a substantial amount of our cash reserves for the repurchase of outstanding shares of our common stock and this use of funds may limit our ability in the future to execute our business plan and to pursue our business initiatives.
In August 2006, we announced a stock repurchase program authorized by our board of directors, pursuant to which we may repurchase up to $50 million of our outstanding common stock from time to time. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The full implementation of this repurchase program would use a significant portion of our cash reserves. This use of cash could limit our future flexibility to execute our business plan including the acquisitions of businesses or technology or other transactions.
If we fail to successfully execute our stock repurchase program, the market price of our common stock may be adversely affected.
Pursuant to our stock repurchase program, our board of directors has authorized the use of up to $50 million of our cash reserves to repurchase outstanding shares of our common stock. Any failure to repurchase shares of our common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and negatively impact our stock price. Additionally, the stock repurchase program may fail to achieve its intended results, which may have an adverse effect on the price of our common stock. Moreover, we may be subject to lawsuits regarding the use of our cash for stock repurchase. Such lawsuits could result in substantial cost and a diversion of our management’s attention and resources.
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
We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. Examples of these acquisitions include, but are not limited to the following: in December of 2003, we acquired Wise for an aggregate cash consideration of $31.5 million; and in March 2005, we acquired Pedestal for cash of $67.7 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offerings in short-term interest-bearing, investment-grade securities.
On August 29, 2006, we issued a total of 24,928 shares of Altiris common stock to Bridgewater, in accordance with the share holdback provision found within the asset purchase agreement we entered into with Bridgewater in connection with our purchase of certain assets of Bridgewater in August 2004. These shares were valued at $23.73 per share as of August 31, 2004, the date we purchased the Bridgewater assets. This issuance of shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the issuance did not involve a public offering.
Purchases of Our Equity Securities
The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended September 30, 2006:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)
July 1, 2006 through July 31, 2006	2,481	$9.23	—	—
August 1, 2006 through August 31, 2006	7,500	0.0001	—	$50,000,000
September 1, 2006 through September 30, 2006	1,907	0.0001	—	$50,000,000

Total	11,888	$1.93	—	$50,000,000

(1)	During July we repurchased (i) 1,055 shares of our common stock at $0.0001 per share (the original purchase price) through the exercise of our repurchase option in our restricted stock purchase agreements with certain former employees; these restricted stock purchase agreements were entered into in connection with the award of stock purchase rights granted to certain employees in accordance with our 2002 Stock Plan, and we exercised our repurchase option as a result of the termination of their employment prior to the vesting of the restricted stock and (ii) 1,426 shares of our common stock at $16.06 (the current fair market value for one share of our common stock at the time of the repurchase) to cover employee income tax withholdings required as a result of the vesting of restricted stock and issuance of stock upon the vesting of restricted stock units held by our employees. In August and September 2006, we repurchased an aggregate of 9,407 shares of our common stock at $0.0001 per share (the original purchase price) through the exercise of our repurchase option in our restricted stock purchase agreements with certain former employees.

(2)	We have implemented a stock repurchase program pursuant to which up to an aggregate of $50,000,000 of our outstanding common stock may be repurchased from time to time during the twenty-four month period that began July 2006. In conjunction with the stock repurchase program, we have adopted a Rule 10b5-1 stock trading plan pursuant to which we have instructed a broker to execute stock repurchases according to pre-determined instructions. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. We intend to account for any shares repurchased pursuant to the stock repurchase plan as treasury shares. We intend to fund the repurchases from available working capital. As of September 30, 2006 we had not repurchased any of our common stock under this stock repurchase program.

ITEM 5. OTHER INFORMATION
Our Insider Trading Policy, as amended, allows directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of Altiris stock or trading of Altiris stock by an independent person (such as an investment bank) who is not aware of material, nonpublic information at the time of the trade. As of September 30, 2006, to our knowledge, Gregory S. Butterfield, our President and Chief Executive Officer and Chairman, Stephen C. Erickson, our Vice President and Chief Financial Officer, were our only executive officers who had adopted Rule 10b5-1 trading plans. We believe that additional directors, officers and employees may establish such programs in the future.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
2.1(K,G)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2(Y)	Amended and Restated Bylaws of the Registrant currently in effect.

4.1(B)	Specimen Common Stock Certificate.

4.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A(B)	1998 Stock Option Plan.

10.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A(AC)	2002 Stock Plan, as amended and restated on April 26, 2006.

10.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10.3D(AC)	Form of Restricted Stock Unit Agreement under the 2002 Stock Plan.

10.4A	2002 Employee Stock Purchase Plan, as amended and restated on July 31, 2006.

10.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1(D,E)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2(G,L)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.

10.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

Exhibit
Number	Description of Document
10.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F(B,G)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5H(I,G)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5I(O,G)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5J(F,P)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5K(F,P)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5L(F,P)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5M(F,T)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10.6I(Z)	Eighth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated December 14, 2006.

10.6J(AA)	Ninth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated April 25, 2006

10.7(G,J)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7A(G,M)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7B(G,O)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

Exhibit
Number	Description of Document
10.7C(F,P)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7D(F,Q)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7E(F,P)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.7F(F,X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

10.8(S)	2005 Stock Plan.

10.9(W)	Senior Management Severance Plan.

10.10(AB)	Employment Agreement dated July 28, 2006, by and between the Registrant and Gregory S. Butterfield.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2005.

(Y)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Current Report on Form 8-K (File No. 000-49793) on April 28, 2006.

(Z)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2006.

(AA)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on June 23, 2006.

(AB)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on July 28, 2006.

(AC)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 10-Q (File No. 000-49793) on August 7, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

/s/ STEPHEN C. ERICKSON Stephen C. Erickson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 8, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1(K,G)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.

2.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.

3.2(Y)	Amended and Restated Bylaws of the Registrant currently in effect.

4.1(B)	Specimen Common Stock Certificate.

4.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).

10.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2A(B)	1998 Stock Option Plan.

10.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.

10.3A(AC)	2002 Stock Plan, as amended and restated on April 26, 2006.

10.3B(B)	Form of Option Agreement under the 2002 Stock Plan.

10.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.

10.3D(AC)	Form of Restricted Stock Unit Agreement under the 2002 Stock Plan.

10.4A	2002 Employee Stock Purchase Plan, as amended and restated on July 31, 2006.

10.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.

10.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

10.5A1(D,E)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.

10.5A2(G,L)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.

10.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.

10.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.

10.5C(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.

10.5D(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.

10.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.

10.5F(B,G)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.

10.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

10.5H(I,G)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

Exhibit
Number	Description of Document
10.5I(O,G)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.

10.5J(F,P)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.

10.5K(F,P)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.

10.5L(F,P)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.

10.5M(F,T)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.

10.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.

10.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.

10.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.

10.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.

10.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.

10.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.

10.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.

10.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.

10.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.

10.6I(Z)	Eighth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated December 14, 2006.

10.6J(AA)	Ninth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated April 25, 2006

10.7(G,J)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.

10.7A(G,M)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.

10.7B(G,O)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.

10.7C(F,P)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.

10.7D(F,Q)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.

10.7E(F,P)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.

10.7F(F, X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.

Exhibit
Number	Description of Document
10.8(S)	2005 Stock Plan.

10.9(W)	Senior Management Severance Plan.

10.10(AB)	Employment Agreement dated July 28, 2006, by and between the Registrant and Gregory S. Butterfield.

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2005.

(Y)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Current Report on Form 8-K (File No. 000-49793) on April 28, 2006.

(Z)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2006.

(AA)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on June 23, 2006.

(AB)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on July 28, 2006.

(AC)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 10-Q (File No. 000-49793) on August 7, 2006.