Form 10-K
period 2006-12-31
ALTIRIS INC
filed 2007-03-16
CIK 1139650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(801) 805-2400
(Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Select

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2006, as reported on the Nasdaq National Market, was approximately $414 million. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of June 30, 2006, the Registrant had 28,510,241 shares of its common stock, $0.0001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

There were 29,863,707 shares of the Registrant’s common stock, $0.0001 par value, outstanding on March 8, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders.

ALTIRIS, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2006

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to, statements regarding customer demand for Altiris’ consolidated set of solutions, our ability to lower costs and complexity of IT software solutions, the benefits derived from the combined software solutions, services, and channel distribution strengths of Altiris and Symantec, our market and partnership expectations, our strong market position driving future business opportunities, expectation that our service-oriented management platform, including the Software Development Program, will drive growth in the future and the completion of the proposed merger with Symantec. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ, including, but not limited to, the following: changes in the demand for our products; our inaccurate assessment of market demand or IT technology trends; the failure to satisfy closing conditions to the Symantec transaction, failure to successfully integrate the merged businesses and technologies; difficulties in growing Altiris as a software development platform; errors or bugs in our software products; our inability to compete effectively in an increasingly competitive market; changes in economic conditions generally or technology spending in particular; market conditions and specific financial market conditions affecting our common stock; changes in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or strategic partners; deterioration of our relationships with Dell, HP, Fujitsu Siemens Computers, Microsoft and other OEMs and strategic partners; our inability to develop and expand our VAR, systems integrator and other distribution channels; our inability to implement and maintain adequate internal systems and effective internal control over financial reporting, which may result in unexpected fluctuations in our quarterly financial results; our inability to align our expenses with anticipated revenues and Company strategy; our inability to manage expenses; our inability to achieve the anticipated benefits of the proposed merger; slower than expected closure rates on larger transactions, including transactions involving our more complex product suites; disruptions in our business and operations as a result of acquisitions; difficulties and delays in product development and bringing products to market; the length and complexity of our product sales cycle; our failure to continue to meet the sophisticated and changing needs of our customers; risks inherent in doing business internationally; and changes in relevant accounting standards and securities laws and regulations. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A of this Annual Report on Form 10-K. Altiris, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

Overview

We are a leading provider of service-oriented management software products and services that enable organizations to align business and IT through lifecycle management, automated operations and enforceable security. Our management solutions are designed to address the challenges that businesses face in managing technology change, backing up and restoring user data and settings; provisioning and managing business-critical servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; assessing security compliance; remediating vulnerabilities; protecting sensitive data; and automating service support processes for the end user. We have designed our software for use by organizations of all sizes to increase the efficiency and ensure the reliability and availability of complex and distributed IT environments. We believe that the functionality of our products, combined with their ease of installation and use, allows an organization to lower its total cost of IT ownership. Our products are used by businesses in a wide variety of industries and computing environments. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002.

Recent Developments

On January 26, 2007, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Symantec Corporation, or Symantec, and Atlas Merger Corp., a wholly owned subsidiary of Symantec, or the Merger Sub, pursuant to which Symantec has agreed to acquire all of the issued and outstanding shares of our common stock for a cash purchase price of $33.00 per share. The acquisition will be accomplished by the merger of Merger Sub with and into Altiris, with Altiris surviving the merger as a wholly owned subsidiary of Symantec. The aggregate purchase price will be approximately $830 million, which amount is net of our estimated cash balance as of January 26, 2007. Outstanding Altiris stock options and restricted stock units will be converted into stock options and restricted stock units of Symantec based on an exchange ratio specified in the Merger Agreement, and outstanding Altiris warrants and restricted stock awards will represent the right to receive the per share cash merger consideration, in each case as of the effective time of the proposed merger. The closing of the merger is subject to customary closing conditions, including regulatory review and Altiris stockholder approval. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Altiris will be required to pay Symantec a termination fee of $37.5 million. The parties intend to consummate the transaction as soon as practicable and currently anticipate that the closing will occur in the second quarter of calendar year 2007. We believe that the planned merger will be consummated, however the outcome cannot be predicted with certainty. For additional information regarding potential risks and uncertainties associated with the pending merger, please see the information under the caption “Risk Factors” within Part I, Item 1A.

In connection with the parties’ entry into the Merger Agreement, our directors and certain of our executive officers, and Technology Crossover Management IV, L.L.C. on behalf of TCV IV Strategic Partners L.P. and TCV IV, L.P., together one of our major stockholders, have each entered into voting agreements pursuant to which they have agreed to vote their shares of our stock in favor of the merger and to certain restrictions on the disposition of such shares of our stock, subject to the terms and conditions contained therein. Pursuant to the terms of such voting agreements, such voting agreements will terminate concurrently with any termination of the Merger Agreement.

On March 7, 2007, we filed a definitive proxy statement with the Securities and Exchange Commission, which was sent to all holders of our common stock as of February 28, 2007, the record date set by our board of directors for the special meeting of our stockholders to vote upon the adoption of the Merger Agreement. The definitive proxy statement contains important information regarding the proposed merger, and we urge all of our stockholders to read the definitive proxy statement carefully and in its entirety.

Industry Background

Businesses increasingly rely on IT to drive profitability, increase competitiveness, and adapt to constantly changing global business needs. In particular, businesses are leveraging IT to reduce costs, enhance overall productivity and security and improve customer satisfaction by enabling customers, business partners and employees to receive a broad range of information and services in a timely manner. As a result, aligning IT with business objectives is integral to an organization’s success.

The elevated role of IT, combined with rapid advances in underlying technologies, has resulted in a complex IT environment. The complexity is driven in part by the proliferation of distributed computing systems, lack of adopted standards, security concerns and the heterogeneity of hardware, software assets and operating environments, including Windows, UNIX, Linux, Macintosh, virtual systems and mobile platforms. Business services, driven by the IT infrastructure, requires integration of multiple layers of networks, operating systems, databases, applications, servers and computing devices and defined process standards. Additionally, the IT infrastructure should be flexible and extensible to manage decentralized environments comprised of remote systems and users. Because of the proliferation and complexity of managing IT, companies are spending too many resources on maintaining their existing environment and cannot focus on supporting the needs of the business. To better align IT with the needs of the business, IT organizations are searching for opportunities to automate existing processes and reallocate time and effort toward new IT initiatives that drive business growth and adaptation.

The mission-critical nature of IT infrastructure, combined with the increase in technological and operational complexity, has made IT assets more difficult and costly to manage. IT professionals are required to service and support a growing number of on-site and remote users with increasingly unique requirements while maintaining knowledge of, and taking advantage of, advances in hardware, software, systems and network technologies. Further, the ongoing need to continuously configure, upgrade, migrate, provision and manage IT assets, and the failure to maintain service levels and infrastructure uptime, can be costly. Indirect costs stemming from downtime, underutilization of IT assets and reduced productivity can be even more costly. In addition, IT budget and resource constraints continue to force businesses to prioritize spending, resulting in the selection of fewer technology vendors, the deployment of technology initiatives only with compelling return on investment and the use of fewer qualified professionals to manage IT assets.

In order to align IT resources with these broader company objectives and cost constraints, businesses are investing in management software to improve the reliability and availability of IT assets through all phases of an asset’s useful life and reduce the financial costs of poorly managed IT. Our service-oriented management approach focuses on integrating functionality to deliver lifecycle management, automated operations and provide enforceable security.

Businesses are confronted with the challenge of managing their IT infrastructure using disparate systems management software products from a variety of vendors to solve specific technology problems. The resulting IT environments have created a number of unique implementation and systems management challenges, largely unaddressed by other vendors’ offerings.

Lack of product integration.  Many products are designed to address a single or limited set of IT management issues. These point products typically do not integrate easily with existing IT investments or management systems and have difficulty scaling to support infrastructure complexity, the heterogeneity of different operating environments and an increasingly diverse set of user needs.

Complexity of products and difficulty of meeting enterprise needs.  Many products designed to manage IT infrastructure require the adoption of inflexible, complex and often proprietary systems management software. These products are costly, time-consuming to install, difficult to scale or duplicate and do not adequately address the breadth and depth of IT infrastructure management needs. In addition, many products do not address the most immediate and demanding needs of enterprises, such as deploying and migrating software configurations and settings, automated operations, security threats and compliance audits.

Limited ability to address new technologies.  The rapid advancement and increasing diversity of hardware and software technologies have outpaced the ability of many organizations to easily incorporate new technologies into their IT environments. Legacy solutions often are incapable of extending to address the management of new IT assets, while newer products that enable the management of current technologies often do not integrate with an enterprise’s existing IT management solutions. These challenges have made it difficult for businesses to cost-effectively deploy, manage and assess their strategic relevance to the business.

The Altiris Service-Oriented Management Solution

Altiris is in the business of supplying software that helps companies save time and money. We believe a significant opportunity exists for a comprehensive, integrated and cost-effective IT solution, based on service-oriented architecture principles, that addresses the business need to manage and ensure the reliability and availability of complex IT environments. Such a solution must easily integrate with existing IT investments and accommodate rapidly changing IT infrastructures and technologies.

Altiris service-oriented management aligns business and IT through lifecycle management, automated operations and enforceable security. Our extensible management architecture drives process automation through each of these three domains and provides solution modularity and integration through a standards-based management platform. Key features of our solution include:

Comprehensive functionality.  Our suites consist of modules that provide comprehensive functionality for managing the critical aspects of IT service delivery. These modules enable IT professionals to deploy, migrate, patch, restore and audit security settings. Using our suites or modules, IT professionals can also track performance and diagnostic metrics of hardware and software and determine what IT assets reside in the enterprise. Our suites or modules facilitate end user problem resolution by providing IT professionals with remote access capabilities and allowing them to correct software configuration problems. Finally, we provide solutions that allow our customers to assess security vulnerabilities against compliance policies within their IT environment.

Lower total cost of IT ownership.  Our service-oriented management solution automates the manual processes associated with initial deployment, system migration, ongoing maintenance and security, service, asset management, problem resolution, and migration of software. Using our products, customers can increase the productivity of their skilled IT professionals, reduce overall IT costs and focus on providing value to the business. In addition, by improving utilization of purchased technology and reducing IT infrastructure downtime, our solution enables our customers to better leverage their existing IT assets. As a result, customers can realize a rapid return on their investment in our products and an improved return on their other IT investments.

Service-oriented focus.  Our service-oriented solution scales to meet the needs of organizations of all sizes, from small businesses to large enterprises. Our modules can be deployed individually on an as-needed basis or as integrated suites to meet our customers’ changing IT requirements. By using a Web-based console and a central configuration management database, or CMDB, our software delivers a consistent foundation for integration. Our service-oriented management strategy positions us as complementary to many competitive solutions that may exist in customer accounts while providing a flexible development platform for our customers and partners to easily add integrated functionality. Our solution requires minimal maintenance and is designed to reduce the cost of managing distributed computing environments.

Ease of installation and use.  Our products are designed to install quickly and easily into our customers’ existing IT environments without business disruption. This characteristic enables our customers to minimize their upfront implementation and training costs and quickly realize the benefits of our products. Further, our products are easy to use because they are based upon widely accepted technologies and employ a consistent, Web-based interface. Our products can be used remotely to maximize flexibility and minimize end user downtime. The combination of ease of installation and use allows our customers to focus on business needs rather than on implementation and training. In complex environments, we also offer a variety of services for those customers who wish to have assistance in installation and training for our products.

Built upon Microsoft technology and open standards.  Our solution utilizes and builds upon leading Microsoft.net technology and standards, protocols and application programming interfaces. This enables us to provide compatible products with, and extend the functionality of, Microsoft Windows, the most widely used desktop platform. In addition, our products incorporate open Web-based standards, to simplify the customization and implementation of our solution across Windows, UNIX, Linux, Macintosh and mobile operating environments.

Strategy

Our objective is to be the leading provider of software and related services based on service-oriented management principles. Our strategy includes the following key elements:

Extend our technology leadership.  We intend to leverage our internal development efforts, customer deployments, strategic relationships and acquisitions to extend our technology leadership. In addition, we plan to continue to develop products that utilize current and emerging communications protocols and support a diverse range of computing platforms. Our integrated, scalable and Web-based architecture enables us to meet our customers’ changing IT requirements by offering individual modules or integrated suites. We intend to continue to offer leading service-oriented management products to support hardware and software that becomes important to our customers.

Extend our leadership on Windows to other operating environments.  Early in our development, we targeted the Windows market because it represented the largest opportunity for our early products. We intend to maintain our position in the dominant Windows market as corporations continue to migrate to Windows XP, and prepare to move to Windows Vista. Our service-oriented architecture facilitates support for other operating environments. We have extended our deployment and management solutions from Windows to UNIX and Linux servers, virtual environments, as well as other devices and platforms.

Expand our strategic relationships with industry leaders.  We plan to extend, enhance and develop relationships with leading technology companies, including desktop, server and handheld computer manufacturers, independent software vendors, or ISVs, systems integrators, value added resellers, or VARs and distributors. We currently have formalized strategic relationships with Dell, HP, Fujitsu Siemens, Intel, Cisco and informal strategic relationships with Microsoft and IBM. We believe that these types of relationships will allow us to package and distribute our software products to our partners’ customers, increase sales of our products through joint selling and marketing arrangements and increase our insight into future industry needs. We plan to continue to add new relationships and extend our existing relationships with VARs, Original Equipment Manufacturers, or OEMs, ISVs, systems integrators, distributors and industry leading technology companies to further our sales and marketing efforts.

Continue to pursue strategic acquisitions.  We have acquired and integrated core technologies from a variety of technology companies including HP, Computing Edge, Tekworks, Previo, Wise Solutions, FS Logic, BridgeWater Technologies, Tonic Software and Pedestal Software. We intend to be opportunistic in the acquiring of businesses and technologies that will expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunity or broaden our customer base.

Expand our worldwide presence.  We believe that international markets present a substantial growth opportunity for us as the worldwide market for service-oriented management products continues to grow. We are currently selling our products in Europe, Australia, Asia, Canada, Latin America and Africa and developing our sales, marketing and support functions in those areas by expanding our direct sales force, improving our customer service capabilities and developing relationships with international resellers, distributors and OEMs.

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

Products and Customer Services

Products

We develop, market and support service-oriented management software to help manage and secure technology through automation, which reduces the cost and complexity of IT ownership and aligns business and IT. The following diagram illustrates the service-oriented management fabric and the domains our products are designed to address:

Our products are licensed to customers according to their needs as integrated suites or as separate modules and are designed to help our customers better align IT services to business initiatives through automated operations, enforceable security and lifecycle integration, depending on customer requirements. We believe this integrated approach to IT lifecycle management enables us to meet the needs of organizations of all sizes while our modular architecture allows us to change bundles based on customer and market requirements. The following table summarizes our primary product suites, their functionality and the individual modules included in each suite:

Suite	Overview	Modules Included

Total Management Suite	Comprehensive suite of service-oriented management solutions designed to help IT organizations manage, secure and support all IT assets.	Includes primary components of Client, Handheld, Server and Service & Asset Management Suites
Client Management Suite	Integrated lifecycle management deployment and configuration management for client and mobile devices.	Inventory, Application Metering, Deployment, Patch Management, Software Delivery, Software Virtualization, AuditExpress, Application Management, PC Transplant, Carbon Copy, Toolkit for Intel vPro, Real Time System Manager, Recovery, and Wise Package Studio
Server Management Suite	Integrated and heterogeneous deployment, management and monitoring functions from a centralized console.	Inventory, Deployment, Patch Management, Software Delivery, Application Management, Carbon Copy, Real Time System Manager, Recovery, Monitor, Site Monitor, and AuditExpress

Suite	Overview	Modules Included

Service and Asset Management Suite	Automated operations and enterprise asset and service management based on a Web-based architecture, repository, and console.	Inventory, Application Metering, Asset Control, Barcode, Contract Management, Helpdesk, Carbon Copy, Real Time System Manager, and Connector Solution
Client Security Management Suite	Enforceable security that delivers configuration assurance, data protection and threat prevention.	Endpoint Security, Application Control, and Local Security
License Compliance Suite	Automated management of software licenses through software inventory, application metering, and license agreement management.	Inventory Solution for Clients, Application Metering, Contract Management, Connector Solution
Migration Suite	Migration solution designed to assist in migrating to Microsoft Windows 2000, Windows XP and Windows Vista.	Inventory, Deployment and PC Transplant
Handheld Management Suite	Discover, manage and secure Windows Mobile, Palm OS, and BlackBerry handheld assets.	Inventory, Software Delivery and Security

The following table summarizes our target segments and corresponding product offerings:

Target Market Segment	Module	Functionality

Client & Mobile	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows desktop and notebook computers, Macintosh, and PocketPC and Palm handheld devices.
	Application Metering	Application discovery and usage reporting including the ability to restrict usage on PCs.
	Deployment Solution	Deploy and configure Windows-based computers and handheld devices.
	Patch Management	Automated vulnerability assessment and centralized patch management for PCs.
	Software Delivery	Deliver applications and software to PCs.
	Application Management	Application self-healing, conflict analysis and desired-state management for PCs.
	PC Transplant Pro	Capture, restore and migrate Windows settings and data to a new Windows operating system.
	AuditExpress	Vulnerability audit solution.
	Carbon Copy	Web-based remote control and access utilities for remote and mobile.
	Real Time System Manager	Web-based real-time diagnosis and remediation utilities for PCs.

Target Market Segment	Module	Functionality

	Recovery Solution	PC backup with network and local recovery options.
	Protect	Maintain the desired PC configurations and stable baseline settings.
	Software Virtualization Solution	Abstract software applications from the base operating system and other applications to deliver comprehensive software control and stability.
	Wise Package Studio	Windows application packaging.
Server & Infrastructure	Inventory Solution	Comprehensive hardware, software, and user inventory for Windows, Linux, and UNIX servers.
	Deployment Solution	Deploy and configure Windows and Linux servers and network devices using a combination of imaging and scripting.
	Patch Management	Automated vulnerability assessment and centralized patch management for Windows and Linux servers.
	Software Delivery	Deliver application software to Windows, Linux, and UNIX servers.
	Application Management	Application self-healing, conflict analysis, and desired-state management for Windows servers.
	Carbon Copy	Web-based remote control (including a PocketPC viewer) and access utilities for Windows servers.
	AuditExpress	Vulnerability audit software solution that performs system audits from a list of pre-defined system security checks and reports on the status of each.
	Real Time Systems Manager	Web-based real-time diagnosis and remediation utilities for Windows servers.
	Recovery Solution	Backup and recovery for Windows servers.
	Monitor Solution	Real-time process, performance, and event monitoring for dynamic provisioning and re-provisioning of Windows servers.
	Wise Package Studio	Windows application packaging.
	Monitoring	Ability to monitor basic health, historical data and application specific performance.

Target Market Segment	Module	Functionality

Asset Management	Inventory Solution	Hardware, software, and user inventory for clients, handhelds, servers, and network devices.
	Application Metering	Application discovery and usage reporting including the ability to restrict usage.
	Asset Control	CMDB and asset repository. Manage asset relationships and details. Visual representation of configuration item and asset relationship for change control and financial asset management.
	Barcode Solution	Barcode reader support for receiving assets, physical auditing and reconciliation, stock room management, and asset tag labeling.
	Contract Management	Define and record contracts for software license, hardware lease, warranties, vendor and service level agreement management.
Service Desk	Helpdesk Solution	Web-based incident, problem and change management including auto routing, escalation, automation rules, smart task integration, asset/configuration item association, service level agreement management, and knowledge management.
	Carbon Copy	Web-based remote control.
	Real Time Systems Manager	Web-based real-time diagnosis and remediation utilities.
CMDB Solution	CMDB Solution	Centralized location to manage configuration item relationship and relevance to delivered services. Manages configuration standards, reconciles data from multiple sources and drives change analysis and execution decisions.
Client Security Management Suite	SecurityExpressions	Comprehensive vulnerability audit and remediation for desktops, notebooks and servers. Supports out-of-box best practice system security policies from industry organizations such as NSA, NIST, CIS, and SANS.

Target Market Segment	Module	Functionality

	Endpoint Security	Maximizes worker productivity while protecting corporate data and preventing malware and hackers from intruding on individual endpoints or the network. Extensive control over wireless networks, removable storage devices and applications.
	Local Security	Quick and easy provisioning and management of local administrative users and groups. Automates policy enforcement of group membership and randomizes administrative passwords across systems to protect the network from malicious attacks.
	Application Control	Policy-driven identification and control of running software programs at execution. Application control can improve system integrity, security and manageability.
	Quarantine	When used with Cisco Network Access Control, provides CMDB-driven network access policies to defend from risks associated with open access.
Altiris Manageability Toolkit for Intel vPro Technology	Real-Time System Manager	Remote hardware and software diagnosis and repair for fewer desk side visits, faster repairs and increased user productivity.
	Network Discovery	Embedded, remote asset inventory collection for compliance measurement and enforcement.
	Out of Band Management	Built-in power control and alerting to reduce desk side visits.

Customer Services

In complex environments, a high level of technical support and customer services is critical to the successful marketing and sale of our products and the development of long-term customer relationships. Altiris provides all of our customers with complementary access to our web-based service center, knowledgebase and support forums. For customers needing a higher level of support, we provide a range of services that include:

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

Technical support.  We provide several choices for technical support services. Incident Packs are provided for small businesses who have limited support needs. Premium support includes priority telephone support and after-hours support services. Enterprise-level support includes Assigned Support Engineer and Designated Support Engineer services, which provides direct contact with a named support engineer. We also offer on-site and standby engagement support, which allows customers to scale support services to meet their needs.

We provide support services from our headquarters in Lindon, Utah, and our other support offices located in Newton, Massachusetts; Plymouth, Michigan; Sydney, Australia and Tallinn, Estonia. We also have enterprise support personnel located in many areas throughout the world who provide Assigned Engineer and Designated Engineer support to customers throughout the world. As of December 31, 2006, we had 167 customer services personnel worldwide. We intend to hire additional customer services personnel and establish new support sites as required to meet our customers’ needs.

Customers

As of December 31, 2006, we had licensed our products to more than 21,000 customers in a broad range of industries, including communications, energy, financial/consulting services, healthcare/pharmaceuticals, information technology, insurance and manufacturing/retail. The number of deals of our software licenses and services resulting in more than $100,000 in revenue was 291 in 2004, 317 in 2005, and 425 in 2006.

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

Independent software developers.  Our service-oriented management architecture allows independent, third-party software developers to develop software management solutions on our architecture. Our software development kit provides our partners with the access and resources they need to develop custom solutions that extend and enhance our existing solutions.

For example, we have an agreement with Altrinsic, an independent software development company that has used our software developer kit to develop a spyware solution that runs on our architecture. This allows our customers to add the spyware functionality to their Altiris console and take advantage of their existing infrastructure.

OEMs, distributors and VARs.  Building upon our established relationship with Dell, we entered into an agreement in May 2002 by which we granted to Dell a nonexclusive license to distribute certain of our software products. More recently, our product offering through this agreement has been expanded to include our Recovery Solution software and, in October 2006, Dell Client Manager 2.0. In November 2006, Dell and Altiris extended their partnership to co-develop the next generation of OpenManage applications based on the Altiris platform for customers who want a single console from Dell that delivers increased hardware and software management. As part of this agreement, Altiris and Dell will release new client and server products to extend the Dell platform. Dell accounted for approximately 25% of our revenue in 2004, 26% of our revenue in 2005 and 23% of our revenue in 2006.

In addition, we use a variety of distributors to distribute our software products to our VAR and reseller channel partners. We also offer channel partner programs that provide sales and technical training, technical support and priority communications to qualified VARs regarding our new products, promotions, pricing and sales tools. In particular, the Altiris Business Partner program requires that each VAR have at least one systems engineer who is certified as an Altiris Certified Engineer. Through this program, we have agreements with more than 120 Altiris Business Partners throughout North America. In addition, we have over 1,000 resellers in North America who have registered through our website to distribute our products. We also have over 1,000 international VARs and resellers in over 75 countries that deliver our products and related services.

We also have a license and distribution agreement with HP under which HP distributes certain of our products to customers directly or through HP’s distributors and resellers. Our product offering through this agreement has been expanded to include our Deployment Solution software for HP’s thin client and our Recovery Solution software for HP’s business desktops and notebooks. HP accounted for 31% of our revenue in 2004, 18% of our revenue in 2005 and 13% of our revenue in 2006.

Systems integrators.  We work with a number of firms providing systems integration services that have selected our products as a component of delivering services to their customers. CSC, Dell Consulting Services, EDS, Getronics, HP, IBM Global Services, Northrop Grumman and Unisys have used our products in delivering services. These firms complement our internal consulting teams with a substantial network of expertise, as well as the ability to lead large and complex projects.

Technology

Altiris Architecture.  Extend and Enhance. The Altiris extensible management architecture is the basis for Altiris solution development and automation. Because each Altiris solution plugs into a single management platform, customers receive immediate benefits through speed of implementation, ease of integration, pre-built IT Infrastructure Library processes, and ready-decision management dashboards. Core strength of the extensible management architecture is native support of heterogeneous asset types managed and categorized within a centralized CMDB.

In addition to providing the basis for Altiris solution development and automation, the extensible management architecture provides a platform in which third-party management solutions are built. Unlike many Altiris competitors, Altiris technology is built on the latest Internet technologies and takes advantage of the latest Internet protocols to drive process-oriented integration with third party tools allowing our customers to grow with the changing business demands and preserve existing technology investments.

Heterogeneous IT Asset Support.  Altiris’ central tenant is to manage the complete lifecycle of heterogeneous IT assets, including servers, notebooks, desktops, virtual machines, handhelds, and network devices. Our goal from a management perspective is to make the type of platform irrelevant by managing heterogeneous platforms, including Windows, WindowsMobile, Pocket PC, UNIX, Linux, Macintosh, RIM, and Palm. Central to managing these heterogeneous configuration items is the CMDB.

CMDB.  Altiris collects and reconciles configuration item details from multiple repositories to populate the CMDB, including Altiris solutions and third-party technologies. The CMDB manages configuration item relationships used to drive service mappings, change risk analysis and execution, and helps enforce security by defining and managing security configuration standards. Due to the native integration provided by the extensible management architecture, each Altiris solution is able to leverage the centralized CMDB, resulting in higher levels of automation, data accuracy and system reliability.

Altiris Server.  The Altiris Notification Server is the core of the extensible management architecture providing the platform for solution development, automation, and integration. The Notification Server is a policy-based system that supplies workflow automation, system customization, business rules, and an object-oriented resource model managed by the CMDB. The Notification Server also manages security privileges based on roles ensuring the system presents relevant tools and information that match the user’s responsibilities.

Single, Web Console.  Traditionally, IT organizations have had to deal with user interface overload. To accomplish a task or complete a project, IT personnel had to use different tools with different usability standards. This created additional work and increased the likelihood for potential errors. By working directly with its customers and understanding IT job functions, Altiris has created a central Web console comprised of user-specific roles.

Altiris Suites.  Altiris focuses on delivering solution sets through comprehensive suites targeted at solving business problems. Altiris’ modular approach allows its customers to solve specific business problems while building a roadmap for the future. Leveraging the extensible management architecture, Altiris continues to quickly develop new solutions that build on existing platform components as market demands and customer problems shift.

Software Development Kit and Developer Program.  Altiris is increasingly becoming an industry management platform. The Altiris extensible management architecture provides documented APIs and sample code to empower third-party solution developers, customers, and partners to extend and enhance Altiris functionality or build new solutions leveraging Altiris platform components. Because the Altiris Developer Program and Software Development Kit are strategic to Altiris’ long-term vision, Altiris can quickly add new and unique functionality developed by our key partners. The result is faster delivery of relevant management solutions that are built on an industry management platform supported by open standards.

Connectors.  Altiris understands that our customers have made significant investments in technologies and we intend to help preserve previous investments by supplying generic and out-of-box connectors to facilitate integration. Altiris provides out-of-box, process-aware integration to third-party tools ranging from BMC Remedy to Microsoft SMS.

Our extensible management architecture, based on service-oriented architecture principles, is designed to support implementations of our product suites and modules in a wide range of computing environments. Our technology leverages a number of commercially available technologies and includes proprietary technology for Web reports, clients, notifications, directories and communications. The following diagram illustrates our service-oriented management architecture, which allows individual modules to snap into a set of common services and extend a single Web console, configuration management database and agent infrastructure.

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

Service-oriented management architecture.  Our product architecture includes common services that are utilized by individual modules. Support for Microsoft Active Directory enables modules to discover machines, users, groups and group membership and to link solution policies with policies defined in the Active Directory. Notification policies automate detection and correction of problems, or alert administrators to problems that require manual intervention. A built-in alert manager with wireless handheld interface enables service desk workers to share critical status information and to track and manage the resolution of problems that require manual intervention. Notification policies include a number of built-in handlers including database logging, SNMP trap forwarding, e-mail and pager support, Web report creation and e-mail distribution.

Common services provide support for Intel’s Wired-for-Management, or WfM, standard including pre-boot execution environment (PXE) and wake on LAN technologies, which enables deployment of WfM enabled machines directly from the network. Distributed package servers provide replication across a company-wide site hierarchy for system images and application packages. Package servers include support for poorly connected, remote sites and enable efficient source routing of images and packages to mobile users.

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

Technology features

Integration.  Our service-oriented architecture supports the seamless integration of individual modules. When an additional module is installed, the Web console, common services, database and agent are automatically extended. This model allows for quick deployment of new modules and reduces the need for re-training as new modules are introduced. Our product architecture enables partners to develop complementary, proprietary-technology solutions that integrate seamlessly into the Altiris solution. Our common services include native integration for inventory and software delivery with Microsoft’s systems management server, or SMS, and SNMP trap forwarding for integration with existing network management and enterprise management systems.

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

Software development kits.  We provide products and services that help customers, partners and third-party developers leverage the Altiris service-oriented architecture. New software development kits, or SDKs, help users easily integrate Altiris solutions with third-party or homegrown applications. The SDKs also provide a development environment for Altiris business partners to extend Altiris solution functionality by building new solutions based on the Altiris service-oriented architecture. We provide a rich set of services such as a centralized CMDB, efficient communications, and policy and notification engines through our extensible architecture.

Depending on the scope of the development project, we offer two SDKs. The Administrator Software Development Kit helps our customers extend and customize their investment in our products with additional functionality or connections to other management solutions. The Solution Developer Software Development Kit helps partners or ISVs build new or extend existing applications on our service oriented architecture.

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

Sales and Marketing

Sales.  We sell and market our service-oriented management products and services primarily through VARs, distributors, OEMs, systems integrators and our direct sales force. As of December 31, 2006, we had 377 sales and marketing employees. These sales people are located in major metropolitan areas in the United States. We also have sales people located internationally in Canada, Europe, the Middle East, Africa, Latin America, Australia and Asia. Also supporting these efforts are 167 customer services personnel. Revenue from customers outside of the United States accounted for 36% of our revenue in 2004, 37% of our revenue in 2005 and 32% of our revenue in 2006. We plan to continue to expand our direct sales force in the Americas, the

Asia Pacific region, and in the Europe, Middle East and Africa region. We currently target senior executives, especially chief information officers, for our large, enterprise-wide sales and directors or project managers in IT departments for our module sales. Typically, our sales process will include an initial sales presentation, a product demonstration, a product evaluation period and a purchase process.

Marketing.  We have a variety of marketing programs designed to create global brand recognition and market awareness for our product offerings. We market our products and services through our Web site, online and magazine advertising, directed advertising in e-mail newsletters and mailings, as well as press tours. In addition, our marketing efforts include active participation at tradeshows, technical conferences and technology seminars, publication of technical and education articles in industry journals, sales training and preparation of competitive analyses. Our customers and strategic partners provide references, and we feature customer recommendations in our advertising and other promotional activities. In addition, we host and sponsor ManageFusion conferences, a series of user conferences held throughout the world each year, that bring together many of our customers, resellers and other business partners enabling a transfer of knowledge of our products and the latest developments and best practices in systems management technology among our employees, partners, resellers and customers. We plan on holding ManageFusion conferences at 9 locations around the world in 2007.

Research and Development

Our research and development organization is responsible for the design, development and release of our products, documentation and product management. We have made substantial investments in research and development. In fact, for the fiscal years 2004, 2005 and 2006 we incurred $31.5 million, $41.0 million and $46.4 million respectively in expenses related to our research and development activities. As of December 31, 2006, we had 342 employees in our research and development group distributed throughout multiple, global sites. This group is organized into sub-groups focused on development, quality assurance, documentation and localizing products for non-English environments. Members from each discipline also form separate product teams that work closely with sales, marketing and customer support to better address market needs and user requirements. We maintain a central database for storing and organizing feedback from our customers in order to identify and address their changing system and application management requirements. This feedback database is supplemented by input from an advisory board composed of many of our key customers.

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

Trademarks

As of December 31, 2006, we owned various United States trademark registrations, including Altiris, the Altiris logo, Inventory Solution, ManageFusion, Wise Solutions and Wise Package Studio. Altiris is also a registered trademark in other countries. We also own a perpetual license to use the registered trademark, Carbon Copy, which is a registered trademark of Altiris in some foreign jurisdictions. We have several other trademarks and are actively pursuing trademark registrations in several foreign jurisdictions. All other trademarks, trade names or service marks appearing in the Annual Report on Form 10-K are the property of their respective owners.

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

Employees

As of December 31, 2006, we had 992 employees, including 377 in sales and marketing, 167 in customer services and support, 342 in research and development and 106 in general administration. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers

The following table sets forth information with respect to our executive officers:

Name	Age	Position

Gregory S. Butterfield	47	Chairman, President and Chief Executive Officer
Stephen C. Erickson	50	Vice President, Chief Financial Officer
Dwain A. Kinghorn	41	Vice President, Chief Strategy and Technology Officer
Michael R. Samuelian	48	Vice President, Worldwide Sales
Craig H. Christensen	49	Vice President, General Counsel
Stephen M. Madigan	41	Vice President, Corporate Development

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

Craig H. Christensen has served as our Vice President, General Counsel and Corporate Secretary since September 2000. Before joining Altiris, from June 1994 to September 2000, Mr. Christensen served in various positions, including Associate General Counsel, in the legal department of Novell, Inc., a provider of Internet business solutions. Before joining Novell, Mr. Christensen practiced law with law firms in California and Utah. Mr. Christensen holds a Bachelors of Arts and law degree from Brigham Young University.

Stephen M. Madigan has served as out Vice President of Corporate Development since June 2006. Before joining Altiris, Mr. Madigan served as a Vice President at Peregrine Systems, a software company, from August 2003 to December 2004. From July 1988 to February 1999, Mr. Madigan served as Senior Director in the Windows Division for Microsoft. Prior to joining Peregrine Systems, Mr. Madigan served as the principal of a venture capital management firm. Mr. Madigan holds a Bachelor of Science degree in electrical engineering and computer science from Princeton University.

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

Our business and stock price may be materially and adversely affected if the merger with Symantec is not completed.

On January 26, 2007, we entered into a merger agreement with Symantec and Atlas Merger Corp., a wholly owned subsidiary of Symantec, which provides for the merger of Atlas Merger Corp. with and into Altiris, with Altiris surviving the merger as a wholly owned subsidiary of Symantec. The announcement of the planned merger could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases in response to the announcement. To the extent that the announcement of the merger creates uncertainty among persons and organizations contemplating purchases of our products or services such that several large customers, or a significant group of small customers, delays purchase decisions pending completion of the planned merger, this could have an adverse effect on our results of operations and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in our stock price.

In addition, completion of the pending merger is subject to certain conditions, including approval by the holders of our common stock, regulatory approvals, and various other closing conditions. We cannot be certain that these conditions will be met or waived, that the necessary approvals will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not completed, we could be subject to a number of risks that may materially and adversely affect our business and stock price, including: the diversion of our management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we might be unable to regain; the market price of our shares of common stock may decline to the extent the current market price of those shares reflects a market assumption that the merger will be completed; under certain circumstances we could be required to pay Symantec a $37.5 million termination fee; we may experience a negative reaction to any termination of the merger from our customers, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity; and the amount of the costs, fees and expenses and charges related to the merger.

Restrictions on the conduct of our business prior to the completion of the pending merger with Symantec may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger with Symantec that require us to use our reasonable best efforts to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction and should the merger not occur, such restrictions could have had an adverse effect on our operations during such time.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock would likely decline. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers’ and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors;

•	the timing of revenue recognition for sales of software licenses and services;

•	any significant change in the competitive dynamics of our markets, including strategic alliances and consolidation among our competitors or our strategic partners;

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services;

•	the amount and timing of operating expenses and capital expenditures relating to the expansion of our business and operations;

•	changes in the policies or practices of our key strategic partners, or in the nature of our business relationship, that significantly affect the marketing or sale of our products by or through such partners;

•	changes in customers’ or partners’ businesses resulting from disruptions in the geopolitical environment including military conflict or acts of terrorism in the United States or elsewhere;

•	costs associated with legal proceedings, including legal fees and any adverse judgments or settlements;

•	risks that the pending merger with Symantec disrupts current plans and operations, and the potential difficulties in employee retention as a result of the announcement or pendency of the merger;

•	whether or not the conditions to the completion of the pending merger with Symantec are satisfied and the possibility that the merger will not be completed for any other reason;

•	the effect of the announcement or pendency of the merger with Symantec on our customer relationships, operating results and business generally, including any deterioration of our relationships with Dell, Hewlett-Packard, Fujitsu Siemens Computers, Microsoft and other original equipment manufacturers, or OEMs, and strategic partners; and

•	the amount of the costs, fees and expenses and charges related to the pending merger with Symantec, including the possibility that the merger agreement may be terminated under circumstances that require us to pay Symantec a termination fee of $37.5 million.

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

An important part of our operating results depends on our relationship with Dell. The loss of significant revenue opportunities with Dell could negatively impact our results of operations. Dell accounted for approximately 25% of our revenue in 2004, 26% of our revenue in 2005, and 23% of our revenue in 2006. We have a software licensing agreement with Dell under which Dell has been granted a nonexclusive license to distribute certain of our software products and services to customers directly or through distributors and resellers. Dell also distributes some of our competitors’ systems management software products. If Dell decides to market additional competitive products or reduce its marketing of our products in preference to the products of our competitors, our ability to increase market penetration could be adversely affected. Also, any changes by Dell to its internal policies or practices that, in effect, significantly reduce or otherwise adversely affect Dell’s marketing or sale of our products, including changes to the compensation structure for its sales personnel or to the allocation of Dell resources to the marketing and sale of our combined products, could adversely impact the revenue generated through Dell. In addition, any deterioration in our relationship with Dell could adversely affect our ability to grow our business and impair a substantial revenue source.

Any deterioration of our relationships with HP could adversely affect our ability to market and sell our products and impair or eliminate a substantial revenue source.

We have generated a substantial portion of our revenue as a result of our relationships with HP. An important part of our operating results depends on such relationships. In recent periods, the percentage of revenue that we derive through our relationships with HP has decreased and any further loss of significant revenue from HP could negatively impact our results of operations. HP accounted for approximately 31% of our revenue in 2004, 18% of our revenue in 2005, and 13% of our revenue in 2006. We have a license and distribution agreement with HP under which HP distributes our products to customers directly or through HP’s distributors and resellers. We also have an agreement with HP to develop and market an integrated product combining our server deployment and provisioning technology with HP servers. If either of these agreements were terminated, our business with HP would deteriorate.

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

There has been consolidation in our markets, which we believe will continue and could lead to increased price competition and other forms of competition. Established companies, such as HP, have acquired companies that compete in our markets and may continue to acquire or establish cooperative relationships with our other competitors. Such established companies may also develop or expand upon their own systems management product offerings. In addition, we may face competition in the future from large established companies, as well as from emerging companies, that have not previously entered the market for systems management software or that currently do not have products that directly compete with our products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully against current or future competitors, and this would impact our revenue adversely and cause our business to suffer.

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

Our growth is dependent on, among other things, market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. As part of our strategy, in the event that the pending merger with Symantec is not consummated, we intend to continue to make investments in or acquire complementary companies, products, technologies and personnel. We have acquired and integrated technologies from a variety of technology companies. Acquisitions involve difficulties and risks to our business, including, but not limited to, the following:

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

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our indirect distribution channels. Our indirect sales channels generated approximately 86% of our revenue in 2004, 81% of our revenue in 2005, and 77% of our revenue in 2006. Our sales strategy requires that we establish multiple indirect marketing channels in the United States and internationally through computer manufacturers, OEMs, VARs, systems integrators and distributors, and that we increase the number of customers licensing our products through these channels. Our ability to establish relationships with additional computer manufacturers will be adversely affected to the extent that computer manufacturers decide not to enter into relationships with us because of our existing relationships with other computer manufacturers with which they compete. In addition, the establishment or expansion of our relationships with computer manufacturers may cause other computer manufacturers with which we have relationships to reduce the level of business they conduct with us or even terminate their relationships with us, either of which would adversely affect our revenue and our ability to grow our business. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market, sell and support our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

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

Historically, we have derived, and plan to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew AUP. Sales to existing customers represented approximately 64% in 2004, 57% in 2005, and 64% of our revenue in 2006. If our customers do not purchase additional products or renew AUP, our ability to increase or maintain revenue levels could be limited. Most of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

We have traditionally focused our sales efforts on the workgroups and divisions of our customers, resulting in a sales cycle ranging between 30 and 90 days or even longer. We are continually increasing our efforts to generate enterprise-wide sales, which often have sales cycles that extend beyond that experienced with sales to workgroups or divisions. In addition, our sales to larger enterprises have increased in recent periods. It may be difficult to correctly forecast the timing of our sales in a given period, and the amount of revenue we recognize in that period. In addition, the failure to complete sales, especially large, enterprise-wide sales, in a particular period could significantly reduce revenue in that period, as well as in subsequent periods over which revenue for the sale would likely be recognized. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

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

We expect that software product developers, such as ourselves, will increasingly be subject to infringement claims, whether the claims have merit or not, as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlap. Third parties notify us from time to time that our products may infringe their intellectual property rights. If such notice evolves into a formal claim or litigation, or if litigation is otherwise commenced, such as with the Macrovision litigation, there would be costs associated with defending and, if applicable, settling such claims, whether the claims have merit or not, which could harm our business. Any such claims could also harm our relationships with existing customers and may deter future customers from licensing our products. In addition, in any current or potential dispute involving our intellectual property, our customers or distributors of our products could also become the target of litigation, which could trigger our indemnification obligations in certain of our license and service agreements. Any such claims, with or without merit, could be time consuming, result in costly litigation, including costs related to any damages we may owe resulting from such litigation, cause product shipment delays or result in loss of intellectual property rights which would require us to obtain licenses which may not be available on acceptable terms or at all.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Our future success will depend to a significant extent on the continued service of our executive officers and certain other key employees. Of particular importance to our continued operations are our President and Chief

Executive Officer, Greg Butterfield, and our Chief Technology Officer, Dwain Kinghorn and our Vice President of Sales, Mike Samuelian. Competition for qualified personnel in the computer software industry is intense, and if we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business could be harmed. Searching for replacements for our key personnel could divert management’s time and result in increased operating expenses.

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

Sales to international customers represented approximately 36% of our revenue in 2004, 37% of our revenue in 2005, and 32% of our revenue in 2006. Our international revenue is attributable principally to sales to customers in Europe and Asia Pacific. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could harm our business, including the following:

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

Future changes in accounting standards, particularly changes affecting revenue recognition and accounting for share-based compensation, and other new regulations could cause unexpected revenue or earnings fluctuations.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Altiris. The Financial Accounting Standards Board, or FASB, among other agencies and entities, has made changes to GAAP that require us to record an additional charge to earnings for employee share-based compensation (SFAS No. 123, as revised). Under the new guidance, shared-based awards are recorded at their estimated fair value on the date of grant beginning January 1, 2006. This change decreased our pre-tax income by approximately $7.3 million during 2006. In addition, new regulations proposed by the Nasdaq National Market requiring stockholder approval in connection with stock option plans has already made it more difficult for us to provide stock options to employees. To the extent that new regulations also make it more expensive to grant stock options to employees, we may incur increased accounting compensation costs, which may lead us to change our equity compensation strategy and that may make it more difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

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

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	public announcements regarding material developments in our business, including acquisitions or other strategic transactions;

•	public announcements regarding material transactions or other developments involving our strategic partners, customers or competitors that are perceived by the market to affect our business prospects;

•	intellectual property or litigation developments;

•	the timing and magnitude of stock repurchases pursuant to our stock repurchase plan;

•	changes in business or regulatory conditions;

•	trading of our common stock by our directors and officers;

•	the trading volume of our common stock generally;

•	disruptions in the geopolitical environment, including war or hostilities in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere;

•	the occurrence of any event, change or circumstance that could give rise to the ability on the part of Symantec to terminate the merger agreement;

•	our ability to obtain the stockholder and regulatory approvals required for the proposed merger with Symantec, including the expiration of the waiting period under the Hart-Scott Rodino Act;

•	the timing of the closing of the proposed merger with Symantec;

•	whether or not the conditions to the completion of the merger are satisfied and the possibility that the merger will not be completed for any other reason;

•	the effect of the announcement or pendency of the merger on our customer relationships, operating results and business generally, including any deterioration of our relationships with Dell, HP, Fujitsu Siemens Computers, Microsoft and other original equipment manufacturers, or OEMs, and strategic partners; and

•	the amount of the costs, fees and expenses and charges related to the merger, including the possibility that the merger agreement may be terminated under circumstances that require us to pay Symantec a termination fee of $37.5 million.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located in our headquarters facility in Lindon, Utah. We currently occupy approximately 92,000 square feet of office space in the Lindon facility under the terms of an operating lease expiring in December 2013. We believe this facility should be adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices throughout the United States and in Australia, Latin America, Europe, Asia and Africa.

ITEM 3.  Legal Proceedings

On November 21, 2006, Macrovision Corporation, or Macrovision, filed a patent infringement suit against us and our wholly owned subsidiary, Wise Solutions, Inc., or Wise Solutions, in the United States District Court for the Northern District of California, alleging that some of our products infringe two Macrovision patents and that we wrongfully interfered with prospective economic relationships with potential customers of Macrovision. Macrovision’s complaint requests both injunctive relief and monetary damages. In our response to the complaint, we and Wise Solutions collectively deny the claims of infringement and wrongful interference with prospective economic relations and assert that Macrovision’s patents are invalid. We also brought a counterclaim against Macrovision asserting that certain of Macrovision’s products are infringing two of our patents. In response to our counterclaim, Macrovision has denied our claims of infringement and asserted, among other things, that our patents are invalid. We are vigorously defending against the claims made by Macrovision and prosecuting our claims against Macrovision.

We are involved in claims, including the matter described above, that arise in the ordinary course of business. In accordance with the Statement of Financial Accounting Standards No. 5, Accounting Contingencies, we make a provision for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in our opinion, the ultimate disposition of these matters will not have a material adverse effect on our results of operations or financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol “ATRS” since our initial public offering in May 2002. The following table sets forth, for the periods indicated, the intra-period high and low closing sales prices reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ended December 31, 2006:
Fourth Quarter	$25.92	$20.28
Third Quarter	23.28	16.06
Second Quarter	22.20	16.34
First Quarter	22.17	16.68
Fiscal Year Ended December 31, 2005:
Fourth Quarter	$18.20	$15.01
Third Quarter	15.48	12.55
Second Quarter	24.17	13.90
First Quarter	35.39	23.06

As of March 9, 2007, there were 29,863,707 shares of our common stock issued and outstanding and held by approximately 36 stockholders of record.

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

We have used and intend to continue to use the net proceeds of our initial public offering and our follow-on public offering for working capital and general corporate purposes, including expanding our sales efforts, research and development and international operations. In addition, we have used and expect in the future to use a portion of the net proceeds to invest in or acquire complementary businesses, products or technologies. For example, in September of 2002, we acquired certain technology assets from Previo, Inc. for an aggregate consideration of $1.1 million; in December 2003, we acquired Wise Solutions, Inc. for approximately $31.5 million plus shares of our common stock; in March 2004, we acquired FSLogic Inc. for approximately $0.9 million plus shares of our common stock; in August 2004, we acquired Bridgewater Technologies, Inc. for approximately $2.2 million plus shares of our common stock; in December 2004, we acquired Tonic Software, Inc. for $5.1 million; and in March 2005, we acquired Pedestal Software, Inc. for $77.1 million. Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term interest-bearing, investment-grade securities.

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

Purchases of Our Equity Securities

The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended December 31, 2006:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased(1)	Paid per Share	Programs	Programs(2)

October 1, 2006 through October 31, 2006	3,177	$6.80	—	—
November 1, 2006 through November 30, 2006	786	13.78	—	$50,000,000
December 1, 2006 through December 31, 2006	3,406	3.02	—	$50,000,000

Total	7,369	$5.80	—	$50,000,000

(1)	During the three months ended December 31, 2006 we repurchased (i) 5,533 shares of our common stock at $0.0001 per share (the original purchase price) through the exercise of our repurchase option to our restricted stock purchase agreements with certain former employees; these restricted stock purchase agreements were entered into in connection with the award of stock purchase rights granted to certain employees in accordance with our 2002 Stock Plan, and (ii) 1,836 shares of our common stock at the respective current fair market value for one share of our common stock at the time of the repurchase to cover employee income tax withholdings required as a result of the vesting of restricted stock and issuance of stock upon the vesting of restricted stock units held by our employees.

(2)	We have implemented a stock repurchase program pursuant to which up to an aggregate of $50,000,000 of our outstanding common stock may be repurchased from time to time during the twenty-four month period that began July 2006. In conjunction with the stock repurchase program, we have adopted a Rule 10b5-1 stock trading plan pursuant to which we have instructed a broker to execute stock repurchases according to pre-determined instructions. The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. We intend to account for any shares repurchased pursuant to the stock repurchase plan as treasury shares. We intend to fund the repurchases from available working capital. On February 1, 2007 the common stock repurchase program was suspended. No shares of common stock have been repurchased under this stock repurchase program.

COMPARISON OF TOTAL CUMULATIVE STOCKHOLDER RETURN

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any such filings

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq U.S. Index and Standard & Poor’s 500 Systems Software Index for the period beginning on May 23, 2002 (the date on which our Common Stock began trading on the Nasdaq National Market) and ending on December 31, 2006. The graph assumes that $100 was invested on May 23, 2002 in Altiris Common Stock, the Nasdaq U.S. Index and Standard & Poor’s 500 Systems Software Index, and that all dividends were reinvested.

Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ALTIRIS, INC.,
THE NASDAQ U.S. INDEX AND STANDARD AND POOR’S 500 SYSTEMS SOFTWARE INDEX

ANNUAL RETURN PERCENTAGE
Years Ending

	Dec. 02	Dec .03	Dec. 04	Dec. 05	Dec. 06
Company/Index
ALTIRIS INC	59.20	129.15	(2.88)	(52.33)	50.27
NASDAQ U.S. INDEX	(20.84)	49.52	8.83	2.13	9.87
S&P 500 SYSTEMS SOFTWARE	(4.88)	16.68	8.39	(4.49)	18.12

INDEXED RETURNS
Years Ending

	Base Period
	23 May 02	Dec. 02	Dec. 03	Dec. 04	Dec. 05	Dec. 06
Company/Index
ALTIRIS INC	100	159.20	364.80	354.30	168.90	253.80
NASDAQ U.S. INDEX	100	79.16	118.35	128.80	131.54	144.52
S&P 500 SYSTEMS SOFTWARE	100	95.12	110.98	120.29	114.89	135.70

ITEM 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included in Items 7 and 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006

Consolidated Statement of Operations Data:
Revenue:
Software	$38,095	$64,787	$105,601	$103,449	$121,102
Services	24,781	34,552	60,964	84,191	108,332

Total revenue	62,876	99,339	166,565	187,640	229,434

Cost of revenue:
Software	897	1,010	1,162	665	1,470
Amortization of acquired core technology	1,792	823	4,907	8,853	6,830
Services	6,880	10,970	20,654	27,579	37,225

Total cost of revenue	9,569	12,803	26,723	37,097	45,525

Gross profit	53,307	86,536	139,842	150,543	183,909

Operating expenses:
Sales and marketing	29,645	39,792	65,993	81,535	90,085
Research and development	16,606	24,400	31,478	41,039	46,351
General and administrative	7,622	8,389	14,917	23,286	25,377
Amortization of intangible assets	46	262	2,725	4,001	3,819
Restructuring charges	—	—	—	2,142	42
Write-off of in-process research and development	—	910	—	1,600	—

Total operating expenses	53,919	73,753	115,113	153,603	165,674

(Loss) income from operations	(612)	12,783	24,729	(3,060)	18,235
Other income, net	1,152	3,187	2,647	11,837	7,276

Income before income taxes and cumulative effect of a change in accounting principle	540	15,970	27,376	8,777	25,511
Provision for income taxes	(626)	(1,952)	(10,652)	(5,526)	(10,342)

(Loss) income before cumulative effect of a change in accounting principle	(86)	14,018	16,724	3,251	15,169
Cumulative effect of a change in accounting principle	—	—	—	—	351

Net (loss) income	(86)	14,018	16,724	3,251	15,520
Dividends related to preferred shares	(13,781)	—	—	—	—

Net (loss) income attributable to common stockholders	$(13,867)	$14,018	$16,724	$3,251	$15,520

	Year Ended December 31,
	2002	2003	2004	2005	2006

Basic net (loss) income per common share before cumulative effect of a change in accounting principle	$(0.89)	$0.62	$0.63	$0.12	$0.54
Cumulative effect of a change in accounting principle	—	—	—	—	0.01

Net (loss) income	$(0.89)	$0.62	$0.63	$0.12	$0.55

Diluted net (loss) income per common share Before cumulative effect of a change in accounting principle	$(0.89)	$0.58	$0.61	$0.11	$0.52
Cumulative effect of a change in accounting principle	—	—	—	—	0.01

Net (loss) income	$(0.89)	$0.58	$0.61	$0.11	$0.53

Basic weighted average common shares outstanding	15,532	22,787	26,612	27,593	28,440

Diluted weighted average common shares outstanding	15,532	24,054	27,539	28,518	29,097

	As of December 31,
	2002	2003	2004	2005	2006

Cash and cash equivalents	$46,674	$61,581	$122,988	$110,838	$148,623
Working capital	65,353	130,704	142,545	127,346	171,175
Total assets	89,833	210,787	278,242	316,957	359,667
Long-term debt and capital lease obligations	780	818	871	1,634	2,599
Total stockholders’ equity	65,918	166,850	202,208	224,140	262,689

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement Regarding Forward-Looking Statements

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

Overview

We are a leading provider of service-oriented management software products and services that enable organizations to manage information technology, or IT, assets throughout their lifecycles. Our comprehensive integrated service-oriented management solutions are designed to address the challenges that IT professionals face in deploying, migrating, backing up and restoring software settings on multiple hardware devices; provisioning and managing servers; tracking performance and diagnostic metrics for hardware and software; taking inventory of existing IT assets; accessing security compliance and vulnerabilities; managing patches and updates; and facilitating problem resolution for hardware or software failures. We have designed our software for use by organizations of all sizes to manage the efficiency and ensure the reliability and availability of complex and distributed IT environments. We believe that the comprehensive functionality of our products, combined with their ease of installation and use, allows an organization to lower its total cost of IT ownership. Our products are used by businesses in a wide variety of industries and computing environments. We were incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002.

Recent Developments

On January 26, 2007, we entered into an Agreement and Plan of Merger, or Merger Agreement with Symantec Corporation, or Symantec and Atlas Merger Corp., a wholly owned subsidiary of Symantec, or the Merger Sub, pursuant to which Symantec has agreed to acquire all of the issued and outstanding shares of our common stock for a cash purchase price of $33.00 per share. The acquisition will be accomplished by the merger of Merger Sub with and into Altiris, with Altiris surviving the merger as a wholly owned subsidiary of Symantec. The aggregate purchase price will be approximately $830 million, which amount is net of our estimated cash balance as of January 26, 2007. Outstanding Altiris stock options and restricted stock units will be converted into stock options and restricted stock units of Symantec based on an exchange ratio specified in the Merger Agreement, and outstanding Altiris warrants and restricted stock awards will represent the right to receive the per share cash merger consideration, in each case as of the effective time of the proposed merger. The closing of the merger is subject to customary closing conditions, including regulatory review and Altiris stockholder approval. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Altiris will be required to pay Symantec a termination fee of $37.5 million. The parties intend to consummate the transaction as soon as practicable and currently anticipate that the closing will occur in the second quarter of calendar year 2007. We believe that the planned merger will be consummated, however the outcome cannot be predicted with certainty. For additional information regarding potential risks and uncertainties associated with the pending merger, please see the information under the caption “Risk Factors” within Part I, Item 1A.

In connection with the parties’ entry into the Merger Agreement, our directors and certain of our executive officers, and Technology Crossover Management IV, L.L.C. on behalf of TCV IV Strategic Partners L.P. and TCV IV, L.P., together one of our major stockholders, have each entered into voting agreements pursuant to which they have agreed to vote their shares of our stock in favor of the merger and to certain restrictions on the disposition of such shares of our stock, subject to the terms and conditions contained therein. Pursuant to the terms of such voting agreements, such voting agreements will terminate concurrently with any termination of the Merger Agreement.

On March 7, 2007, we filed a definitive proxy statement with the Securities and Exchange Commission, which was sent to all holders of our common stock as of February 28, 2007, the record date set by our board of directors for the special meeting of our stockholders to vote upon the adoption of the Merger Agreement. The definitive proxy statement contains important information regarding the proposed merger, and we urge all of our stockholders to read the definitive proxy statement carefully and in its entirety.

History and background

We began operations in 1996 as the software division of KeyLabs, a privately held independent software quality and e-commerce testing company. In August 1998, Altiris, Inc. was formed as a separate corporation.

Our initial product development was focused on system deployment and imaging. In 1999, we released our first PC migration product. In September 2000, we acquired substantially all of the assets of Computing Edge Corporation, or Computing Edge, which added key components to our software and operations management, and inventory and asset management products. In February 2001, we acquired substantially all of the assets of Tekworks, Inc., or Tekworks, which included key components of our help desk and problem resolution products that we had previously licensed from Tekworks. In March 2001, we acquired Compaq Computer Corporation’s, or Compaq’s, Carbon Copy technology which included remote control capability. In September 2002, we acquired substantially all of the technology assets of Previo, Inc., or Previo, which included system back-up and recovery technology. In December 2003, we acquired Wise Solutions, Inc., or Wise, which included enterprise application packaging capabilities. In February 2004, we acquired FSLogic Inc., or

FSLogic, which file system layering technology enhances our application management capabilities. In August 2004, we acquired Bridgewater Technologies, Inc., or Bridgewater, which included network device management as well as quarantine capabilities. In December 2004, we acquired Tonic Software, Inc., or Tonic, which included web application monitoring capabilities. In March 2005, we acquired Pedestal Software, Inc., or Pedestal, which included security management capabilities.

Sources of revenue

We derive the majority of our revenue from sales of software licenses. We sell our products through our direct sales force, as well as through indirect channels, such as distributors, value-added resellers, or VARs, original equipment manufacturers, or OEMs, and systems integrators. We also derive revenue from sales of annual upgrade protection, or AUP, technical support arrangements, consulting and training services. Generally, we include the first year of AUP with the initial license of our products. After the initial AUP term, the customer can renew AUP on an annual basis.

The majority of our revenue has been generated in the United States. Revenue from customers outside of the United States accounted for 32% of our total revenue in the year ended December 31, 2006, 37% of our total revenue in 2005, and 36% of our total revenue in 2004. As of December 31, 2006, we had sales people located internationally in North America, Latin America, Asia, Australia, Europe and Africa.

Revenue recognition

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products, AUP, technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

License revenue

We license our service-oriented management software products primarily under perpetual licenses. We recognize revenue from licensing of software products to an end user customer when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exists, license revenue is recognized upon delivery using the residual method. For licensing of our software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of our software through other indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Generally, services are not considered essential to the functionality of our software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. As of December 31, 2006, we had $305,000 of deferred license revenue.

Services revenue

We derive services revenue primarily from AUP, technical support arrangements, consulting, training, and user training conferences. AUP and technical support revenue is recognized using the straight-line method over the period that the AUP or support is provided. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held. As of December 31, 2006, we had $65.8 million of deferred services revenue.

Critical accounting policies

The policies discussed below are considered by us to be critical to an understanding of our financial statements. The application of these policies places significant demands on the judgment of our management and, when reporting financial results, causes us to rely on estimates about the effects of matters that are inherently uncertain. We describe specific risks related to these critical accounting policies below. A summary of significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. Regarding all of these policies, we caution that future results rarely develop exactly as forecast, and the best estimates routinely require adjustment. Our critical accounting policies include the following:

•	revenue recognition;

•	allowances for doubtful accounts receivable and product returns;

•	translation of foreign currencies;

•	impairment of long-lived and indefinite-lived assets;

•	valuation allowances against deferred income tax assets;

•	share-based compensation; and

•	valuation of equity instruments issued to third parties.

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

In connection with the assets acquired from Computing Edge, Tekworks, Previo, Wise, FSLogic, BridgeWater, Tonic, Pedestal, and Compaq, we recorded $65.2 million of intangible assets consisting of intellectual property, customer relationships, core technology, trademark and trade name, non-compete agreements, and in-process research and development. In-process research and development is written off immediately to the statement of operations. We have recorded a total of $68.1 million of goodwill related to certain acquisitions. Trademark and trade name associated with the Wise acquisition and goodwill have indefinite lives. We evaluate goodwill and other indefinite-lived assets for impairment, using a fair value based analysis, at least annually. The remaining identifiable intangible assets are being amortized over their estimated useful lives ranging from two to six years. We evaluate our identifiable intangible assets, property and equipment and other long-lived assets for impairment and assess their recoverability when changes in circumstances lead us to believe that any of our long-lived assets may be impaired. We assess recoverability by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If an impairment is indicated, the write-down is measured as the difference between the carrying amount and the estimated fair value.

Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We previously recorded a full valuation allowance for all of our U.S. net deferred income tax assets due to the uncertainty of realization of the assets based upon a number of factors including our limited operating history, and the high volatility and uncertainty of the industry in which we operate. As of March 31, 2005, our results of operations mitigated this uncertainty and a portion of the valuation allowance was reversed. As of December 31, 2006, we maintained a valuation allowance of approximately $3.0 million against certain net operating losses provided in certain acquisitions and foreign jurisdictions because it is more likely than not that some or all of the deferred tax assets may not be realized.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected term of the share-based payment awards and expected stock price volatility. The expected term represents the average time that options that vest are expected to be outstanding. We derived the expected term of our options through the use of the safe harbor rules of Staff Accounting Bulletin No. 107. The expected volatility rates are estimated based on a weighted average of the historical volatilities of our common stock and those of our peer group. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Notes 2 and 5 to the Consolidated Financial Statements for a further discussion on share-based compensation.

In connection with a Master Relationship Development and License Agreement entered into with Dell, Inc. in November, 2006, we issued to Dell a warrant to acquire up to 1,459,998 shares of our common stock at an exercise price of $23.13. The warrant has a six-year term and vests upon the satisfaction of certain conditions including the acquisition of the Company by certain acquirers, or incrementally upon Dell achieving certain sales levels over any four consecutive calendar quarters. In addition, any vested warrant shares shall cease to be exercisable and issuable if not exercised by Dell within two years after the vesting date. The fair value of the warrant was measured at $23.2 million as of December 31, 2006 using a Black-Scholes pricing model and $264,000 of the fair value was recorded as a reduction of revenue, based on the proportion of actual sales to Dell as a percentage of total estimated sales to Dell’s expected to be recorded over the six-year term. The fair value of the warrant will be remeasured at each reporting date; therefore the amount recognized as a reduction of revenue may vary significantly in future periods.

Predictability of Limited Operating Results

We have incurred significant costs to develop our technology and products, to recruit and train personnel for our engineering, sales, marketing, professional services, and administration departments, and to build and promote our brand. As a result, in certain periods of our existence, we have incurred significant losses. During 2004, we eliminated the accumulated deficit of $9.5 million that existed as of December 31, 2003 and have retained earnings of $26.0 million as of December 31, 2006.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of operating results should not be relied upon to predict future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in rapidly evolving markets. We are subject to the risks of uncertainty of market acceptance and demand for our products and services, competition from larger, more established companies, short product life cycles, our ability to develop and bring to market new products on a timely basis, dependence on key employees, the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support growth and such other risks described under the caption “Risk Factors” within Part I, Item 1A and elsewhere in this Annual Report on Form 10-k. In addition, we have been dependent on a limited number of customers for a significant portion of our revenue. We may not be successful in addressing these risks and difficulties.

Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue:

	Year Ended
	December 31,
	2004	2005	2006

Revenue:
Software	63%	55%	53%
Services	37	45	47

Total revenue	100	100	100

Cost of revenue:
Software	1	—	1
Amortization of acquired intellectual property	3	5	3
Services	12	15	16

Total cost of revenue	16	20	20

Gross profit	84	80	80

Operating expenses:
Sales and marketing	40	43	39
Research and development	19	22	20
General and administrative	8	13	11
Amortization of intangible assets	2	2	2
Restructuring charge	—	1	—
Write-off of in-process research and development	—	1	—

Total operating expenses	69	82	72

Income (loss) from operations	15	(2)	8
Other income, net	1	6	3
Provision for income taxes	(6)	(2)	(4)

Net income	10%	2%	7%

Comparison of Years Ended December 31, 2005 and 2006

Revenue

Our total revenue increased from $187.6 million for the year ended December 31, 2005 to $229.4 million for the year ended December 31, 2006, representing growth of 22%. Revenue from customers outside of the United States increased from $69.4 million for the year ended December 31, 2005 to $73.3 million for the year ended December 31, 2006, representing growth of 6%. Sales to HP accounted for 18% of our total revenue for the year ended December 31, 2005 and 13% of our total revenue for the year ended December 31, 2006. Sales to Dell accounted for 26% of our total revenue for the year ended December 31, 2005 and 23% of our total revenue for the year ended December 31, 2006.

Software.  Our software revenue increased from $103.4 million for the year ended December 31, 2005 to $121.1 million for the year ended December 31, 2006 representing an increase of 17%. We had 317 transactions greater than $100,000 in 2005 as compared to 425 in 2006. We continue the expansion of our product offerings and experienced an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules. We continue to expand our relationships with the indirect sales channel and our direct sales force. In addition, we recognized $7.1 million of license revenue which had been deferred as of December 31, 2005, due to our not delivering permanent license keys of an element of certain suite solutions.

Services.  Services revenue increased from $84.2 million for the year ended December 31, 2005 to $108.3 million for the year ended December 31, 2006, representing growth of 29%. The $24.1 million increase was primarily due to an increase of $13.2 million in new and renewed AUP associated with the increase in software license revenue and an $11.0 million increase in consulting and training revenue.

Cost of revenue

Software.  Cost of software license revenue consists primarily of our amortization of acquired intellectual property, licensing and order fulfillment personnel, royalties, duplication charges and packaging supplies. Our cost of software license revenue decreased from $9.5 million for the year ended December 31, 2005 to $8.3 million for the year ended December 31, 2006, representing a decrease of 13%. This change was due to a decrease in amortization of acquired intellectual property from $8.9 million in 2005 to $6.8 million in 2006. The decrease in amortization of acquired intellectual property is primarily due to certain intellectual property becoming fully amortized during 2006. Excluding amortization of acquired intellectual property, cost of software revenue represented 1% of software revenue for the years ended December 31, 2005 and 2006. Cost of software revenue, excluding amortization of acquired intellectual property, as a percentage of software revenue is expected to remain relatively consistent.

Services.  Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, and training personnel. Our cost of services revenue increased from $27.6 million for the year ended December 31, 2005 to $37.2 million for the year ended December 31, 2006, an increase of 35%. The increase was due to an increase in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 33% of services revenue for the year ended December 31, 2005 and 34% of services revenue for the year ended December 31, 2006. Cost of services revenue as a percentage of services revenue is expected to remain relatively consistent.

Operating expenses

Sales and marketing.  Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, share-based compensation, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $81.5 million for the year ended December 31, 2005 to $90.1 million for the year ended December 31, 2006, an increase of 10%. The increase was primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel. Sales and marketing personnel in total increased from 332 employees at December 31, 2005 to 377 employees at December 31, 2006. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners. Finally, share-based compensation expense increased $2.3 million during 2006 as a result of our adoption of SFAS 123R. Sales and marketing expense represented 43% of total revenue for the year ended December 31, 2005 and 39% of total revenue for the year ended December 31, 2006. The decrease primarily was due to the increase in total sales, offset by the increase in the sales and marketing force. We plan to continue expanding our sales, marketing, and support functions and increasing and expanding our relationships with key customers. We expect sales and marketing expenses to continue to increase in absolute dollars during 2007 as we expand our sales and marketing efforts. However, we expect sales and marketing expense as a percentage of total revenue to continue to decline over time.

Research and development.  Research and development expense consists primarily of salaries, bonuses, share-based compensation, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $41.0 million for the year ended December 31, 2005 to $46.4 million for the year ended December 31, 2006, an increase of 13%. The increase was primarily due to an increase in expenses associated with the hiring and acquiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 304 employees at December 31, 2005 to 342 employees at December 31, 2006. In addition, share-based compensation expense increased $2.4 million during 2006 as a result of our adoption of SFAS 123R. Research and development expense represented 22% of total revenue for the year ended December 31, 2005 and 20% of total revenue for the year ended December 31,

2006. We expect that research and development expense will continue to increase in absolute dollars as we invest in additional software products in 2007. However, we expect research and development expense as a percentage of total revenue to continue to decline over time.

General and administrative.  General and administrative expense consists of salaries, bonuses, share-based compensation, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $23.3 million for the year ended December 31, 2005 to $25.4 million for the year ended December 31, 2006, an increase of 9%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and an increase in costs associated with compliance with new regulatory requirements. General and administrative personnel increased from 96 employees at December 31, 2005 to 106 employees at December 31, 2006. In addition, share-based compensation expense increased $1.4 million during 2006 as a result of our adoption of SFAS 123R. General and administrative expense represented 13% of total revenue for the year ended December 31, 2005 and 11% of total revenue for the year ended December 31, 2006. We expect that general and administrative expense will continue to increase through 2007 to support our growth.

Amortization of intangible assets.  Amortization of intangible assets relates to the intangible assets acquired from Wise, Tonic, and Pedestal, excluding core technology, which is included in cost of revenue. Amortization of intangible assets decreased from $4.0 million for the year ended December 31, 2005 to $3.8 million for the year ended December 31, 2006. We expect amortization of intangible assets to be approximately $803,000 for our fiscal year ending December 31, 2007.

Restructuring charge.  During 2005, we recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout our workforce, including $0.2 million of share-based compensation related to the accelerated vesting of certain stock options. Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of December 31, 2006, all of these employees had left our employment and $2.2 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, we also determined that office space in two locations in Landau Germany were no longer required. This office space, as of December 31, 2006, was no longer in use and all required obligations had been settled.

Write-off of in-process research and development.  Write-off of in-process research and development of $1.6 million in 2005 relates to acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Such in-process technology was acquired in the Pedestal acquisition in March 2005.

Other income, net.  Other income, net consists primarily of interest income, interest expense, and foreign currency transaction gains and losses. We had other income of $11.8 million for the year ended December 31, 2005 which consists primarily of interest income and $10.0 million received from a settlement of litigation, offset by foreign currency transaction losses and interest expense. We had other income of $7.3 million for the year ended December 31, 2006 which consists primarily of interest income and foreign currency transaction gains, offset by interest expense.

Provision for income taxes.  The provision for income taxes consists of federal and state income taxes attributable to current year operations and for foreign jurisdictions in which we generated taxable income. The federal and state provision results from current year taxable earnings before stock option deductions. The resulting benefit from the utilization of stock option deductions is recorded in additional paid-in capital. The provision for income taxes was $5.5 million and $10.3 million for the years ended December 31, 2005 and 2006, respectively. The increase in the gross dollar amount of the provision for income taxes is due to the increase in profitability.

Comparison of Years Ended December 31, 2004 and 2005

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

Software.  Our software revenue decreased from $105.6 million for the year ended December 31, 2004 to $103.4 million for the year ended December 31, 2005, representing a decrease of 2%. We had 317 transactions greater than $100,000 in 2005 as compared to 291 in 2004. The cause of the decrease in license revenue in 2005 compared to 2004 was due, in part, to our not delivering permanent license keys of an element of certain suite solutions that required the deferral of all license revenue associated with each of those transactions for which that element was not shipped. The amount of the deferral was $7.1 million in license revenue, which was recognized in the first quarter of 2006. We continued the expansion of our product offerings and experience an increase in purchases of integrated suites of products as compared to lower priced purchases of individual product modules. We continued to expand our relationships with the indirect sales channel and our direct sales force. Our software revenue also increased due to the acquisition of Pedestal Software in March 2005, which contributed to our software revenue in the year ended December 31, 2005, with $2.4 million recorded in the first quarter of 2005.

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

Services.  Cost of services revenue consists primarily of salaries and related costs for technical support personnel, engineers associated with consulting services, and training personnel. Our cost of services revenue increased from $20.7 million for the year ended December 31, 2004 to $27.6 million for the year ended December 31, 2005, an increase of 34%. The increase was due to an increase in professional service costs associated with the increase in related consulting and training revenue. Cost of services revenue represented 34% of services revenue for the year ended December 31, 2004 and 33% of services revenue for the year ended December 31, 2005.

Operating expenses

Sales and marketing.  Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshow and other marketing activities. Sales and marketing expense increased from $66.0 million for the year ended December 31, 2004 to $81.5 million for the year ended December 31, 2005, an increase of 24%. The increases was primarily due to an increase in salaries and benefits, including commissions, from an increase in our worldwide sales and marketing personnel, including customer services and support, and the increased headcount and expenses from the acquisitions of Pedestal and Tonic. Sales and marketing personnel in total increased from 284 employees at December 31, 2004 to 332 employees at December 31, 2005. In addition, we had increased expenses related to travel and advertising and expansion of our sales infrastructure and the establishment of additional third-party channel partners, as well as the integration of the acquisitions. Sales and marketing expense represented 40% of total revenue for the year ended December 31, 2004 and 43% of total revenue for the year ended December 31, 2005. The increase primarily was due to the increase in the sales and marketing force related to our acquisitions.

Research and development.  Research and development expense consists primarily of salaries, bonuses, benefits and related costs of engineering, product strategy and quality assurance personnel. Research and development expense increased from $31.5 million for the year ended December 31, 2004 to $41.0 million for the year ended December 31, 2005, an increase of 30%. The increase was primarily due to an increase in expenses associated with the hiring and acquiring of additional engineering, testing and technical documentation personnel, which resulted in an increase from 285 employees at December 31, 2004 to 304 employees at December 31, 2005. Research and development expense represented 19% of total revenue for the year ended December 31, 2004 and 22% of total revenue for the year ended December 31, 2005.

General and administrative.  General and administrative expense consists of salaries, bonuses, benefits and related costs of executive, finance, and administrative personnel and outside service expense, including legal and accounting expenses. General and administrative expense increased from $14.9 million for the year ended December 31, 2004 to $23.3 million for the year ended December 31, 2005, an increase of 56%. The increase was primarily due to additional expenses related to increased staffing necessary to manage and support our growth and personnel added in our acquisitions. The increase was also impacted by legal expenses incurred due to the Symantec litigation, which expenses were incurred primarily in the first quarter of 2005. General and administrative personnel increased from 84 employees at December 31, 2004 to 96 employees at December 31, 2005. General and administrative expense represented 9% of total revenue for the year ended December 31, 2004 and 13% of total revenue for the year ended December 31, 2005.

Amortization of intangible assets.  Amortization of intangible assets relates to the intangible assets, consisting of trade marks, patents, customer lists and non-compete clauses, acquired from Computing Edge, Previo, Wise, FSLogic, Bridgewater, Tonic, and Pedestal acquisitions, excluding core technology. Amortization of intangible assets increased from $2.7 million for the year ended December 31, 2004 to $4.0 million for the year ended December 31, 2005. The increase is primarily due to the $1.4 million of amortization related to the Tonic acquisition and the $3.5 million of amortization related to the Pedestal acquisition, offset by intangibles from the FSLogic acquisition becoming fully amortized during 2005.

Restructuring charge.  During 2005, we recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout our workforce, including $0.2 million of share-based compensation related to the accelerated vesting of certain stock options. Pursuant to the restructuring plan, we notified 86 employees that their employment would be terminated. As of December 31, 2005, 84 of these employees had left our employment. As of December 31, 2005, $2.1 million had been paid as termination benefits and related costs pursuant to the restructuring.

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

Our operating activities provided $37.7 million and $33.1 million of cash during the years ended December 31, 2005 and 2006, respectively. Cash provided by operating activities in 2005 consisted primarily of net income of $3.3 million, adjusted for $15.9 million of depreciation and amortization, $5.9 million of share-based compensation, a $8.2 million provision for doubtful accounts and other allowances, a $1.6 million write-off of in-process research and development costs related to the Pedestal acquisition, $2.1 million of a reduction in income taxes payable as a result of stock option exercises and $2.1 million in restructuring charges, offset by $2.1 million in cash payments of restructuring charges, a $1.5 million increase in deferred income taxes. Changes in operating assets and liabilities provided $2.2 million of cash during 2005 consisting primarily of an $18.9 million increase in deferred revenue, offset by $507,000 decrease in accrued salaries and benefits, $1.8 million decrease in accounts payable and other accrued expenses, and a $15.0 million increase in accounts receivable. Net cash provided by operating activities in 2006 consisted primarily of net income of $15.5 million, adjusted for $15.0 million of depreciation and amortization, $12.3 million of share-based compensation, $264,000 of warrant expense, an $8.4 million provision for doubtful accounts and other allowances and $2.9 million for a reduction of income taxes payable as a result of stock option exercises, offset by a $351,000 non-cash cumulative effect of a change in accounting principle, a $6.5 million increase in deferred income taxes and $2.0 million for excess tax benefits for share-based payment arrangements. Changes in operating assets and liabilities used $12.1 million of cash during 2006 consisting primarily of a $17.3 million increase in accounts receivable, a $220,000 decrease in accrued salaries and benefits and a $2.6 million increase in prepaid expenses and other current assets, offset by a $3.8 million increase in deferred revenue and a $4.2 million increase in accounts payable and other accrued expenses.

Accounts receivable increased from $45.5 million as of December 31, 2005 to $56.4 million as of December 31, 2006. Accounts receivable increased at a higher rate as of December 31, 2006 primarily due to large sales during the last month of the period. Deferred revenue increased from $62.1 million as of December 31, 2005 to $66.1 million as of December 31, 2006. The increase is due to the increase in service revenue, offset by the $7.2 million of deferred license revenue as of December 31, 2005 which was recognized in the first quarter of 2006, as explained previously.

Investing activities used $54.6 million and $5.0 million of cash during the years ended December 31, 2005 and 2006, respectively. Cash used by investing activities during 2005 consisted of $26.6 million in purchases of available-for-sale securities, $1.2 million for purchases of property and equipment, and $71.5 million for asset acquisitions, offset by $44.8 million in dispositions of available-for-sale securities. Cash used in investing activities during 2006 consisted of $65.5 million in dispositions of available-for-sale securities, offset by $64.2 million in purchases of available-for-sale securities, $5.8 million for purchases of property and equipment, and $500,000 for the purchase of a non-marketable equity investment.

Financing activities provided $4.8 million and $10.5 million of cash during the years ended December 31, 2005 and 2006, respectively. During 2005, we received $6.1 million of cash from the exercise of stock options, offset by $1.4 million of payments on capital lease obligations. During 2006, we received $7.6 million of cash from the exercise of stock options, $2.8 million in proceeds under capital lease obligations and $2.0 million in excess tax benefits from share-based payment arrangements, offset by $1.6 million of payments on capital lease obligations and $295,000 of payments related to minimum tax withholdings on the release of restricted stock awards.

As of December 31, 2006, we had stockholders’ equity of $262.7 million and working capital of $171.2 million. Included in working capital is deferred revenue of $59.8 million which will not require dollar for dollar of cash to settle but will be recognized as revenue in the future.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
		Less Than	1-3	After
	Total	1 Year	Years	3 Years

Contractual Obligations:
Capital leases	$5,103	$2,353	$2,750	$—
Operating leases	23,200	4,249	10,703	8,248

Total contractual obligations	$28,303	$6,602	$13,453	$8,248

Certain of our foreign subsidiaries have entered into leases of up to 62 months for which the parent company has guaranteed, on an unsecured basis, the rental payments of the subsidiaries. Total future non-cancellable rental payments under these leases was $4.9 million at December 31, 2006.

As of December 31, 2006, we did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

Recently issued accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for us beginning January 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on our results of operations and financial position.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our results of operations and financial position.

In November 2005, the FASB issued Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP No. 115-1. FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF No. 03-1, while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not impact our financial position or results of operations.

In June 2006, the Emerging Issues Task Force ratified the consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement or EITF 06-3. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the seller’s accounting policy. Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have, but we do not expect a material impact on our financial position and results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

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

Foreign Currency Rate Risk

Our business is principally transacted in U.S. dollars. During the years ended December 31, 2005 and 2006, approximately 32% and 30%, respectively, of the U.S. dollar value of our invoices were denominated in currencies other than the U.S. dollar. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates for various countries. Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation; (2) the remeasurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers.

Beginning in September, 2006, we began a policy to manage foreign currency risk for the majority of our material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments are intended to reduce the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign currency forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. During the fourth quarter of 2006, $643,000 of losses were recognized in the statement of operations related to the foreign currency forward contracts, which offset the $618,000 of gains recognized related to the intercompany balances.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of December 31, 2006, our system of internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which appears on page F-3.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and executives officers is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business — Executive Officers.”

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. All Financial Statements:

The following financial statements are filed as part of this report in a separate section of this Form 10-K beginning on page F-1.

Independent Registered Public Accounting Firm Consent

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

Exhibit
Number		Description of Document

2	.1(K,G)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative.
2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative.
3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3	.2(Y)	Amended and Restated Bylaws of the Registrant currently in effect.
4	.1(B)	Specimen Common Stock Certificate.
4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein).
10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10	.2A(B)	1998 Stock Option Plan.
10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan.
10	.3A(AC)	2002 Stock Plan, as amended and restated on April 26, 2006.
10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan.
10	.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan.
10	.3D(AC)	Form of Restricted Stock Unit Agreement under the 2002 Stock Plan.
10	.4A	2002 Employee Stock Purchase Plan, as amended and restated on July 31, 2006.
10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan.
10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq. Computer Corporation.
10	.5A1(D,E)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002.
10	.5A2(G,L)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003.
10	.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005.
10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation.
10	.5C(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000.
10	.5D(B,G,H)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000.
10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001.
10	.5F(B,G)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001.
10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.
10	.5H(I,G)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003.

Exhibit
Number		Description of Document

10	.5I(O,G)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004.
10	.5J(F,P)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004.
10	.5K(F,P)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004.
10	.5L(F,P)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004.
10	.5M(F,T)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004.
10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.
10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002.
10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003.
10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003.
10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003.
10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004.
10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004.
10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004.
10	.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005.
10	.6I(Z)	Eighth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated December 14, 2006.
10	.6J(AA)	Ninth Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated April 25, 2006.
10	.7(G,J)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.
10	.7A(G,M)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003.
10	.7B(G,O)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004.
10	.7C(F,P)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004.
10	.7D(F,Q)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004.
10	.7E(F,P)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004.
10	.7F(F,X)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005.
10	.8(S)	2005 Stock Plan.
10	.9(W)	Senior Management Severance Plan.

Exhibit
Number		Description of Document

10	.10(AB)	Employment Agreement dated July 28, 2006, by and between the Registrant and Gregory S. Butterfield.
23.1		Independent Auditors’ Consent — KPMG LLP.
31.1		Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIRIS, INC.

By:	/s/ Gregory S. Butterfield
Gregory S. Butterfield
President and Chief Executive Officer

Date: March 16, 2007

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

Signature	Title	Date

/s/ Gregory S. Butterfield Gregory S. Butterfield	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Stephen C. Erickson Stephen C. Erickson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Gary B. Filler Gary B. Filler	Director	March 16, 2007

/s/ Jay C. Hoag Jay C. Hoag	Director	March 16, 2007

/s/ Michael J. Levinthal Michael J. Levinthal	Director	March 16, 2007

/s/ V. Eric Roach V. Eric Roach	Director	March 16, 2007

/s/ Mark E. Sunday Mark E. Sunday	Director	March 16, 2007

ALTIRIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Altiris, Inc.:

We have audited the accompanying consolidated balance sheets of Altiris, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Altiris, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altiris, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS No. 123R) on January 1, 2006. The adoption of SFAS No. 123R changed the Company’s method of recognizing compensation cost related to share-based payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Altiris, Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Salt Lake City, Utah
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Altiris, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9a, that Altiris, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Altiris, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Altiris, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Altiris, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Altiris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Altiris, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Salt Lake City, Utah
March 15, 2007

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Currents assets:
Cash and cash equivalents	$148,623	$110,838
Available-for-sale securities	41,216	42,430
Accounts receivable, net of allowances of $4,258 and $4,706, respectively	56,444	45,547
Prepaid expenses and other current assets	6,325	3,383
Deferred tax asset	4,847	5,861

Total current assets	257,455	208,059
Property and equipment, net	9,479	6,564
Intangible assets, net	23,287	33,936
Goodwill	68,068	68,068
Deferred tax asset, non-current	737	—
Other assets	641	330

Total assets	$359,667	$316,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$2,111	$1,518
Accounts payable	3,355	2,406
Accrued salaries and benefits	12,588	12,508
Other accrued expenses	8,381	7,011
Deferred revenue	59,845	57,270

Total current liabilities	86,280	80,713
Capital lease obligations, net of current portion	2,599	1,634
Other accrued expenses, non-current	1,859	57
Deferred tax liability, non-current	—	5,556
Deferred revenue, non-current	6,240	4,857

Total liabilities	96,978	92,817

Commitments and contingencies (Notes 3 and 8) Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,881,290 and 27,970,369 shares outstanding, respectively	3	3
Additional paid-in capital	236,947	217,087
Deferred compensation	—	(3,031)
Accumulated other comprehensive loss	(259)	(397)
Retained earnings	25,998	10,478

Total stockholders’ equity	262,689	224,140

Total liabilities and stockholders’ equity	$359,667	$316,957

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Software (net of warrant expense of $132, $0 and $0, respectively)	$121,102	$103,449	$105,601
Services (net of warrant expense of $132, $0 and $0, respectively)	108,332	84,191	60,964

Total revenue	229,434	187,640	166,565

Cost of revenue:
Software	1,470	665	1,162
Amortization of acquired core technology	6,830	8,853	4,907
Services (inclusive of share-based compensation of $607, $132, and $0, respectively)	37,225	27,579	20,654

Total cost of revenue	45,525	37,097	26,723

Gross profit	183,909	150,543	139,842

Operating expenses:
Sales and marketing (inclusive of share-based compensation of $4,461, $2,203, and $350, respectively)	90,085	81,535	65,993
Research and development (inclusive of share-based compensation of $4,032, $1,673, and $64, respectively)	46,351	41,039	31,478
General and administrative (inclusive of share-based compensation of $3,202, $1,843, and $199, respectively)	25,377	23,286	14,917
Amortization of intangible assets	3,819	4,001	2,725
Restructuring charges (inclusive of share-based compensation of $0, $196, and $0, respectively)	42	2,142	—
Write-off of in-process research and development	—	1,600	—

Total operating expenses	165,674	153,603	115,113

Income (loss) from operations	18,235	(3,060)	24,729

Other income:
Interest income, net	7,544	3,898	2,380
Interest expense	(593)	(594)	(292)
Other, net	325	8,533	559

Other income, net	7,276	11,837	2,647

Income before income taxes and cumulative effect of a change in accounting principle	25,511	8,777	27,376
Provision for income taxes	(10,342)	(5,526)	(10,652)

Income before cumulative effect of a change in accounting principle	15,169	3,251	16,724
Cumulative effect of a change in accounting principle (net of tax provision of $221, $0, and $0, respectively)	351	—	—

Net income	$15,520	$3,251	$16,724

Basic net income per common share:
Before cumulative effect of a change in accounting principle	$0.54	$0.12	$0.63
Cumulative effect of a change in accounting principle	0.01	—	—

Net income	$0.55	$0.12	$0.63

Diluted net income per common share:
Before cumulative effect of a change in accounting principle	$0.52	$0.11	$0.61
Cumulative effect of a change in accounting principle	0.01	—	—

Net income	$0.53	$0.11	$0.61

Basic weighted average common shares outstanding	28,440	27,593	26,612

Diluted weighted average common shares outstanding	29,097	28,518	27,539

Other comprehensive income, net of tax effects:
Net income	$15,520	$3,251	$16,724
Unrealized (loss) gain on available-for-sale securities	(114)	111	(212)
Foreign currency translation adjustments	252	(952)	598

Comprehensive income	$15,658	$2,410	$17,110

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

							Accumulated	Retained
					Additional		Other	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Deferred	Income	(Accumulated)	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit)	Equity
	(In thousands)

Balance, December 31, 2003	—	$—	25,984	$3	$177,185	$(899)	$58	$(9,497)	$166,850
Issuance of common stock for acquisition of FSLogic	—	—	32	—	839	—	—	—	839
Issuance of common stock for acquisition of BridgeWater	—	—	4	—	98	—	—	—	98
Issuance of common stock to former BridgeWater shareholder as prepaid compensation	—	—	12	—	296	—	—	—	296
Issuance of stock options to non-employees	—	—	—	—	7	—	—	—	7
Issuance of stock upon exercise of stock options	—	—	997	—	4,158	—	—	—	4,158
Issuance of stock purchased under the Company’s ESP Plan	—	—	127	—	2,343	—	—	—	2,343
Termination of stock options	—	—	—	—	(31)	31	—	—	—
Amortization of share-based compensation	—	—	—	—	—	613	—	—	613
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(212)	—	(212)
Foreign currency translation adjustments	—	—	—	—	—	—	598	—	598
Tax benefit from exercise of stock options	—	—	—	—	9,894	—	—	—	9,894
Net income	—	—	—	—	—	—	—	16,724	16,724

Balance, December 31, 2004	—	$—	27,156	$3	$194,789	$(255)	$444	$7,227	$202,208
Issuance of restricted stock awards	—	—	9	—	—	—	—	—	—
Issuance of stock options for the acquisition of Pedestal Software	—	—	—	—	6,309	—	—	—	6,309
Share-based compensation expense related to options issued in acquisition of Pedestal Software	—	—	—	—	—	(3,223)	—	—	(3,223)
Share-based compensation expense related to restricted stock grants	—	—	—	—	6,120	(6,120)	—	—	—
Share-based compensation expense related to acceleration of options	—	—	—	—	45	(45)	—	—	—
Issuance of stock options to non-employees	—	—	—	—	(8)	—	—	—	(8)
Issuance of common stock upon exercise of stock options	—	—	625	—	3,252	—	—	—	3,252
Issuance of common stock purchased under the Company’s ESP Plan	—	—	181	—	2,893	—	—	—	2,893
Termination of stock options	—	—	—	—	(565)	565	—	—	—
Amortization of share-based compensation	—	—	—	—	—	6,047	—	—	6,047
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	111	—	111
Foreign currency translation adjustments	—	—	—	—	—	—	(952)	—	(952)
Tax benefit from exercise of stock options	—	—	—	—	2,076	—	—	—	2,076
Tax benefit from release of valuation allowance	—	—	—	—	2,176	—	—	—	2,176
Net income	—	—	—	—	—	—	—	3,251	3,251

Balance, December 31, 2005	—	$—	27,971	$3	$217,087	$(3,031)	$(397)	$10,478	$224,140
Issuance of restricted stock awards	—	—	100	—	—	—	—	—	—
Restricted stock awards withheld for minimum statutory taxes	—	—	(16)	—	(296)	—	—	—	(296)
Cumulative effect of change in accounting principle	—	—	—	—	(572)	—	—	—	(572)
Transfer of share-based compensation upon adoption of SFAS 123R	—	—	—	—	(3,031)	3,031	—	—	—
Share-based compensation expense	—	—	—	—	12,281	—	—	—	12,281
Share-based compensation expense for non-employees	—	—	—	—	21	—	—	—	21
Issuance of common stock upon exercise of stock options	—	—	590	—	4,638	—	—	—	4,638
Issuance of common stock purchased under the Company’s ESP Plan	—	—	211	—	3,020	—	—	—	3,020
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(114)	—	(114)
Foreign currency translation adjustments	—	—	—	—	—	—	252	—	252
Tax benefit from exercise of stock options	—	—	—	—	2,850	—	—	—	2,850
Tax benefit from release of valuation allowance	—	—	—	—	93	—	—	—	93
Issuance of common stock to Bridgewater for contingent consideration	—	—	25	—	592	—	—	—	592
Warrant expense	—	—	—	—	264	—	—	—	264
Net income	—	—	—	—	—	—	—	15,520	15,520

Balance, December 31, 2006	—	$—	28,881	$3	$236,947	$—	$(259)	$25,998	$262,689

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$15,520	$3,251	$16,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,954	15,947	10,556
Share-based compensation	12,302	5,851	613
Cumulative effect of a change in accounting principle, net of tax	(351)	—	—
Warrant expense	264	—	—
Provision for doubtful accounts and other sales allowances	8,379	8,236	5,252
Write-off of in-process research and development	—	1,600	—
Reduction of income taxes payable as a result of stock option exercises	2,850	2,076	9,894
Reduction of income taxes payable due to release of valuation allowance	93	—	—
Deferred income taxes	(6,506)	(1,473)	(1,361)
Excess tax benefits from share-based payment arrangements	(2,034)	—	—
Restructuring charges	42	2,142	—
Cash payments on restructuring charges	(113)	(2,071)	—
Gain on sale of available-for-sale securities	(234)	(31)	(138)
Loss on disposition of property and equipment	24	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,323)	(14,983)	(20,730)
Prepaid expenses and other current assets	(2,725)	638	458
Other assets	153	(37)	(5)
Accounts payable	647	(503)	(220)
Accrued salaries and benefits	(220)	(507)	4,695
Other accrued expenses	3,577	(1,341)	2,828
Deferred revenue	3,808	18,949	16,320

Net cash provided by operating activities	33,107	37,744	44,886

Cash flows from investing activities:
Purchase of property and equipment	(5,792)	(1,248)	(2,663)
Purchase of available-for-sale securities	(64,161)	(26,591)	(63,331)
Disposition of available-for-sale securities	65,498	44,762	80,129
Purchase of non-marketable equity investment	(500)	—	—
Cash paid in acquisitions, net of cash received	—	(71,521)	(3,035)

Net cash (used in) provided by investing activities	(4,955)	(54,598)	11,100

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	2,034	—	—
Principal payments under capital lease obligations	(1,629)	(1,363)	(1,227)
Net proceeds from the issuance of common shares	7,601	6,145	6,501
Net proceeds under capital lease obligations	2,814
Minimum tax withholding on restricted stock awards	(295)	—	—

Net cash provided by financing activities	10,525	4,782	5,274

Net increase (decrease) in cash and cash equivalents	38,677	(12,072)	61,260
Effect of foreign exchange rates on cash and cash equivalents	(892)	(78)	147
Cash and cash equivalents, beginning of period	110,838	122,988	61,581

Cash and cash equivalents, end of period	$148,623	$110,838	$122,988

Supplemental disclosure of cash flow information:
Cash paid for interest	$168	$594	$291
Cash paid for income taxes	$13,370	$7,236	$1,231
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$23	$2,648	$1,265
Equipment acquired through accrued liabilities	$178	$—	$—
Asset retirement costs capitalized	$426	$—	$—
Unrealized (loss) gain on available-for-sale securities	$(106)	$111	$(212)
Supplemental disclosure of acquisition activity:
Fair value of assets acquired, excluding cash acquired	$—	$79,254	$12,918
Previously accrued purchase price for Tonic	—	5,116	—
Liabilities assumed, net of payments made	—	(9,763)	(8,946)
Deferred compensation	—	3,223	—
Fair value of equity issued	—	(6,309)	(937)

Cash paid for acquisition	$—	$71,521	$3,035

See accompanying notes to consolidated financial statements.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Organization and description of business

Altiris, Inc. (the “Company”) was incorporated in Utah in August 1998 and reincorporated in Delaware in February 2002. The Company develops and markets service-oriented management software products and services that enable Information Technology (“IT”) professionals to better utilize and manage corporate IT resources. The Company markets its software products directly to end user customers and indirectly through original equipment manufacturers (“OEM”), distributors and other indirect sales channels.

Subsequent event

On January 26, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Symantec Corporation (“Symantec”) and Atlas Merger Corp., a wholly owned subsidiary of Symantec (“Merger Sub”), pursuant to which Symantec has agreed to acquire all of the issued and outstanding shares of the Company’s common stock for a cash purchase price of $33.00 per share. The acquisition will be accomplished by the merger of Merger Sub with and into Altiris, with Altiris surviving the merger as a wholly owned subsidiary of Symantec. The aggregate purchase price will be approximately $830 million, which amount is net of the Company’s estimated cash balance as of January 26, 2007. Outstanding Altiris stock options and restricted stock units will be converted into stock options and restricted stock units of Symantec based on an exchange ratio specified in the Merger Agreement, and outstanding Altiris warrants and restricted stock awards will represent the right to receive the per share cash merger consideration, in each case as of the effective time of the proposed merger. The closing of the merger is subject to customary closing conditions, including regulatory review and Altiris stockholder approval. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Altiris will be required to pay Symantec a termination fee of $37.5 million. The parties intend to consummate the transaction as soon as practicable and currently anticipate that the closing will occur in the second quarter of calendar year 2007.

In connection with the parties’ entry into the Merger Agreement, the Company’s directors and certain of its executive officers, and Technology Crossover Management IV, L.L.C. on behalf of TCV IV Strategic Partners L.P. and TCV IV, L.P., together one of the Company’s major stockholders, have each entered into voting agreements pursuant to which they have agreed to vote their shares of the Company’s stock in favor of the merger and to certain restrictions on the disposition of such shares of stock, subject to the terms and conditions contained therein. Pursuant to the terms of such voting agreements, such voting agreements will terminate concurrently with any termination of the Merger Agreement.

On March 7, 2007, the Company filed a definitive proxy statement with the Securities and Exchange Commission, which was sent to all holders of its common stock as of February 28, 2007, the record date set by the Company’s board of directors for the special meeting of its stockholders to vote upon the adoption of the Merger Agreement. The definitive proxy statement contains important information regarding the proposed merger, and the Company urges all of its stockholders to read the definitive proxy statement carefully and in its entirety.

(2)  Significant accounting policies

Principles of consolidation

The consolidated financial statements include the financial statements of Altiris, Inc. and its wholly owned subsidiaries (collectively the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts receivable, product returns, customer rebates, impairment of long-lived and indefinite-lived assets, valuation allowances against deferred income tax assets and share-based compensation.

Cash equivalents

Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents consist primarily of investments in commercial paper, U.S. government and agency securities and money market funds and are recorded at cost, which approximates fair value. Cash equivalents were $72.9 million and $63.8 million as of December 31, 2006 and 2005, respectively. Net unrealized gains related to these securities were $8,000 and $0 as of December 31, 2006 and 2005, respectively.

Available-for-sale securities

Available-for-sale securities consist primarily of securities that either mature within the next 12 months or have other characteristics of short-term investments. These include U.S. government and agency securities and corporate debt, which have contractual maturities ranging from one to two years.

All marketable debt securities classified as available-for-sale are available for working capital purposes, as necessary. Available-for-sale securities are recorded at fair market value. The unrealized gains and losses, net of related tax effect, related to these securities are included as a component of other comprehensive income until realized and amounted to a loss of $52,000 and a gain of $54,000 as of December 31, 2006 and 2005, respectively. Fair market values are based on quoted market prices. A decline in market value that is considered to be other-than-temporary is charged to earnings, resulting in a new cost basis for the security. When securities are sold, their cost is determined based on the specific identification method. Realized gains of $231,000, $31,000, and $138,000 for the years ended December 31, 2006, 2005 and 2004, respectively, have been recognized as a component of other income, net.

Available-for-sale securities as of December 31, 2006, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government and agency securities	$14,974	$10	$(12)	$14,972
Corporate debt	26,294	10	(60)	26,244

Total available-for-sale securities	$41,268	$20	$(72)	$41,216

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Available-for-sale securities as of December 31, 2005, are summarized as follows (in thousands):

		Gross	Gross	Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Government and agency securities	$27,489	$3	$(106)	$27,386
Corporate debt	13,594	18	(35)	13,577
Equities	1,293	174	—	1,467

Total available-for-sale securities	$42,376	$195	$(141)	$42,430

The following table shows the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2006 and 2005:

	Less than 12 Months		12 Months or Greater
As of December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency securities	$7,614	$(9)	$2,006	$(2)
Corporate debt	16,000	(56)	1,142	(5)

	$23,614	$(65)	$3,148	$(7)

As of December 31, 2005
U.S. Government and agency securities	$14,273	$(35)	$12,455	$(72)
Corporate debt	9,855	(34)	—	—

	$24,128	$(69)	$12,455	$(72)

As of December 31, 2006, the Company had 43 investments that were in an unrealized loss position, which were primarily caused by interest rate increases. Market values were determined for each individual security in the investment portfolio. Since the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, management does not consider these securities to be other-than-temporarily impaired.

The portfolio of available-for-sale securities by their contractual maturities as of December 31, 2006 were as follows (in thousands):

	Within	One to
	One Year	Five Years	Total	Fair Value

Available-for-sale securities	$21,166	$20,102	$41,268	$41,216

The Company’s cost method investment consists of a $500,000 investment of DirectPointe, Inc. (“DirectPointe”) preferred stock. At each reporting period, the Company evaluates this investment for impairment if events or circumstances occur that are likely to have a significant adverse effect on the fair value of the investment. If there are no identified events or circumstances that may have a significant adverse effect on the fair value of the cost method investment, the fair value of the investment is not calculated as it is not practicable to do so in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. As of December 31, 2006, management was not aware of any events or circumstances that indicated the investment was impaired, therefore the full carrying value of $500,000 was included in other assets in the consolidated balance sheet.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and the composition and aging of its accounts receivable balances. The Company’s customers are affected by general market economic conditions. The Company reviews its allowance for doubtful accounts monthly. Balances that are over 60 days past due are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off balance sheet exposure related to its customers.

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

The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and with Emerging Issues Task Force Issue 00-2, Accounting for Web Site Development Costs. Capitalization of software developed for internal use and web site development costs begins at the applications development phase of the project. Amortization of software developed for internal use begins when the products are placed in productive use, and is computed on a straight-line basis over the estimated useful life of the product. Net capitalized software costs for internal use were $1.6 million and $1.9 million as of December 31, 2006 and 2005, respectively.

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

The estimated useful lives of property and equipment are three years for computer equipment and software and three to five years for office equipment, furniture and fixtures.

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Computer equipment and software	$19,378	$15,277
Office equipment	1,153	1,093
Furniture and fixtures	1,734	1,120
Leasehold improvements	3,013	577

	25,278	18,067
Less accumulated depreciation	(15,799)	(11,503)

Property and equipment, net	$9,479	$6,564

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Intangible assets

Intangible assets consisted of the following (in thousands):

		December 31,
	Remaining Useful Life	2006	2005

Customer list	35 months to 38 months	$11,810	$11,810
Core technology	11 months to 39 months	44,845	44,845
Trademark and trade name, excluding Wise	—	330	330
Trademark and trade name for Wise	Indefinite	2,890	2,890
Non-compete agreement	3 months	5,370	5,370

		65,245	65,245
Less accumulated amortization		(41,958)	(31,309)

		$23,287	$33,936

Intangible assets are generally amortized using the straight-line method over their estimated period of benefit. Trademarks and trade names from the acquisition of Wise Solutions, Inc. (“Wise”) of $2.9 million are not subject to amortization. Amortization of acquired intellectual property is classified in cost of revenue in the accompanying statements of operations except for the $1.6 million write-off of in-process research and development, which has been included in operating expenses for the year ended December 31, 2005.

Amortization expense is expected to be $8.4 million, $6.2 million, $4.9 million, $944,000 and $0 for the years ended December 31, 2007, 2008, 2009, 2010, and 2011, respectively.

Capitalized software costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. The period between the achievement of technological feasibility and the general release of the Company’s products has typically been of short duration. The capitalizable software development costs have not been material for the years ended December 31, 2006, 2005 and 2004, and such costs were charged to research and development expense as incurred in the accompanying consolidated statements of operations.

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2006, management did not consider any of the Company’s long-lived assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Goodwill resulted from the Company’s acquisition of Wise and Pedestal Software, Inc. (“Pedestal”), and the indefinite-lived trademark and trade name resulted from the Company’s acquisition of Wise. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and indefinite-lived intangible assets. Instead, goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, or more often if events or circumstances indicate a potential impairment exists. The Company tests goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, or more often if events or circumstances indicate a potential impairment exists. As of December 31, 2006, management did not consider goodwill or indefinite-lived intangible assets to be impaired. There can be no assurance that future impairment tests will not result in an impairment charge to earnings.

Fair value of financial instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments.

Asset Retirement Obligations

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, as interpreted by the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, the Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes that amount as part of the book value of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss. These obligations arise from the Company’s operating leases and primarily relate to the cost of removing its equipment from such lease sites and restoring the sites to their original condition. The present values of the liabilities are based on management’s estimates of restoration costs and discount rates. As of December 31, 2006, the Company had recorded $426,000 of asset retirement obligations.

Translation of foreign currencies

The Company transacts business in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of foreign subsidiaries have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange prevailing during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiaries is reflected as other comprehensive income which is a component of stockholders’ equity and amounted to losses of $199,000 and $451,000 as of December 31, 2006 and 2005, respectively. Foreign currency transaction gains or losses are reported in the accompanying consolidated statements of operations in other income, net, and amounted to a gain of $616,000, a loss of $1.2 million and a gain of $804,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

In September 2006, the Company began a policy to manage foreign currency risk for the majority of its material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments are intended to reduce the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign currency forward contracts related to short-term intercompany accounts as hedges and, accordingly, adjusts these instruments to fair value through its results of operations. During the year ended December 31, 2006,

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$643,000 of losses related to the foreign currency forward contracts were recognized in the accompanying consolidated statements of operations in other income, net.

Revenue recognition

The Company applies the provisions of SOP 97-02, Software Revenue Recognition, as amended by SOP 98-09. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements such as software products, annual upgrade protection (“AUP”), technical support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”). The Company establishes VSOE, for each of its products where VSOE exists, based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

The Company licenses its service-oriented management software products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end user customer when persuasive evidence of an arrangement exists and the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance, fees are fixed or determinable, and collectibility is probable. For licenses where VSOE for AUP and any other undelivered elements exist, license revenue is recognized upon delivery using the residual method. As a result, license revenue is recognized in the period in which persuasive evidence of an arrangement is obtained assuming all other revenue recognition criteria are met. For licensing of the Company’s software to OEMs, revenue is not recognized until the software is sold by the OEM to an end user customer. For licensing of the Company’s software through other indirect sales channels, revenue is recognized when the software license is sold by the reseller, value added reseller or distributor to an end user. Discounts given to resellers and distributors are classified as a reduction of revenue. The Company considers all arrangements with payment terms longer than the Company’s normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Services are generally not considered essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. During the year ended December 31, 2006, the Company did not have any revenue recognized according to contract accounting.

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

The Company defers revenue for all undelivered licenses and services. At December 31, 2006, deferred revenue was $66.1 million. The Company deferred $7.2 million at December 31, 2005 due to the Company’s not delivering permanent license keys of an element of certain suite solutions that required the deferral of all license revenue associated with each of those transactions for which that element was not shipped. This revenue was recognized in the first quarter of 2006.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net income per common share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, including vested restricted stock awards and units. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and incremental common stock from assumed exercise of dilutive stock options and unvested restricted stock awards and units, the purchase of shares issuable under the Company’s Employee Stock Purchase Plan (the “ESPP), and shares from the exercise of outstanding warrants. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and unvested restricted stock awards and units. During the years ended December 31, 2006, 2005 and 2004 there were 1,214,000, 1,203,000 and 79,000 outstanding common share equivalents, respectively that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive.

The following table summarizes the Company’s share computations (in thousands):

	Year Ended December 31,
	2006	2005	2004

Basic weighted average shares outstanding	28,440	27,593	26,612
Dilutive effect of stock options and unvested restricted stock	648	902	912
Dilutive effect of the ESPP	9	23	15

Diluted weighted average shares outstanding	29,097	28,518	27,539

Advertising costs

Advertising costs are expensed to operations as incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $8.0 million, $6.7 million and $7.5 million, respectively.

Share-based compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Among other items, SFAS No. 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The Company’s share-based awards include stock options, restricted stock awards, restricted stock units and the ESPP.

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the Company’s consolidated financial statements as of December 31, 2005 and 2004, and for the years then ended have not been restated to reflect the impact of SFAS No. 123R. The Company recognized share-based compensation expense of $6.0 million and $613,000 during the years ended December 31, 2005 and 2004, respectively, due to the vesting of options issued in the money. See Note 5 for additional information.

During the year ended December 31, 2006, the Company recognized share-based compensation expense in its consolidated financial statements which included (i) compensation expense for stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, (iii) compensation expense for restricted stock award grants made both before and after January 1, 2006, (iv) compensation expense for restricted stock units granted after January 1, 2006, (v) compensation expense related to the ESPP, and (vi) expense for warrants issued to Dell, Inc. (“Dell”).

The estimated fair value underlying the Company’s calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Upon adoption of SFAS No. 123R, the Company changed its method of attributing the value of share-based compensation to the straight-line, single-option method. Compensation expense for all stock options granted prior to January 1, 2006, will continue to be recognized using the accelerated, single-option method in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In addition, SFAS No. 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if the Company’s estimates change based on the actual amount of forfeitures the Company has experienced. In the pro-forma information required under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. As a result of the change in method of accounting for forfeitures, the Company recorded a cumulative effect of a change in accounting principle of $351,000, net of tax, for the year ended December 31, 2006.

SFAS No. 123R requires the Company to calculate the pool of excess tax benefits (the “APIC Pool”), available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming it had applied the provisions of the standard in prior periods. The Company applied the provisions of SFAS No. 123R in calculating the APIC Pool, which was calculated using the “long-haul” method.

Recently issued accounting pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for the Company beginning January 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s results of operations and financial position.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Financial Statements, (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s results of operations and financial position.

In November 2005, the FASB issued Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP No. 115-1”). FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF No. 03-1”), while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not impact the Company’s financial position or results of operations.

In June 2006, the Emerging Issues Task Force ratified the consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the seller’s accounting policy. Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact EITF 06-3 will have, but does not expect a material impact on its financial position or results of operations.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform with the current period’s presentation including the recognition of share-based compensation expense in the respective line items of the results of operations, in accordance with SFAS No. 123R.

(3)  Leases

Capital leases

During the year ended December 31, 2006 the Company completed transactions wherein the Company sold certain of its computer equipment and leased it back over its estimated useful lives, generally three years. The Company received $2.8 million in proceeds and recorded a liability of $3.2 million. The equipment leases were recorded as capital leases.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of assets held under capital leases, which have been classified in the accompanying balance sheets as property and equipment (in thousands):

	December 31,
	2006	2005

Computer equipment and software	$6,320	$4,137
Office equipment	389	1
Furniture and fixtures	220	214
Less accumulated depreciation	(3,344)	(2,358)

	$3,585	$1,994

The following is a schedule by year of future minimum lease payments under capital lease obligations together with the present value of the minimum lease payments at December 31, 2006 (in thousands):

Year Ending December 31,

2007	$2,353
2008	1,710
2009	1,040

Total minimum lease payments	5,103
Less amount representing interest	(393)

Present value of minimum lease payments	4,710
Less current portion	(2,111)

Capital lease obligations, net of current portion	$2,599

Operating leases

The Company is committed under non-cancelable operating leases involving office facilities and office and computer equipment. Certain of these leases contain renewal options and rent escalations. Rent expense is recorded on a straight-line basis over the initial term of the lease and for non-cancelable operating leases was $5.4 million, $4.1 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, aggregate future lease commitments are $4.2 million, $3.6 million, $3.4 million, $3.7 million, $3.4 million, and $4.8 million for the years ending December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively.

(4)  Equity transactions

Convertible Preferred Stock

Effective as of the completion of the Company’s initial public offering of its common stock (the “IPO”), 5,000,000 shares of undesignated preferred stock of the Company were authorized. The Company’s board of directors has the authority, without any further vote or action by the Company’s stockholders, to issue from time to time preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof. The authorized shares of common stock of the Company were also increased to 100,000,000 shares.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

On August 29, 2006, the Company issued a total of 24,928 shares of its common stock to Bridgewater Technologies, Inc. (“Bridgewater”), in accordance with the share holdback provision found within the asset purchase agreement the Company entered into with Bridgewater in connection with its purchase of certain assets of Bridgewater in August 2004. These shares were valued at $23.73 per share as of August 31, 2004, the date the Company purchased the Bridgewater assets. These shares were determinable beyond a reasonable doubt at the date of acquisition and consequently included in determining the cost of Bridgewater at that date. The shares were held in escrow for standard representations and warranties that are non-subjective in nature.

Dell Warrant

In November 2006, the Company issued to Dell, a warrant to acquire up to 1,459,998 shares of its common stock at an exercise price of $23.13, in connection with a Master Relationship Development and License Agreement entered into between Dell and the Company. The warrant has a six-year term and vests upon the satisfaction of certain conditions including the acquisition of the Company by certain acquirers, or incrementally upon Dell achieving certain sales levels over any four consecutive calendar quarters. In addition, any vested warrant shares shall cease to be exercisable and issuable if not exercised by Dell within two years after the vesting date.

If more than 50% of the Company’s total outstanding equity securities, or a controlling interest in the Company’s assets associated with the certain products, is acquired directly or indirectly by (i) any one of three named entities (“Named Acquirers”), or (ii) by an entity other than a Named Acquirer that fails to fulfill certain obligations within the first six months after the closing of such acquisition, any remaining unvested warrant shares would be automatically vested. The warrant provides Dell with the option to exercise the warrant with a cash payment or net share exercise based on the fair market value of the Company’s common stock on the day prior to exercise.

The fair value of the warrant was measured at $23.2 million as of December 31, 2006 using a Black-Scholes pricing model and $264,000 of the fair value was recorded as a reduction of revenue and additional paid-in capital, based on the proportion of actual sales to Dell as a percentage of total estimated sales to Dell’s expected to be recorded over the six-year term. The fair value of the warrant will be remeasured at each reporting date; therefore the amount recognized as a reduction of revenue may vary significantly in future periods.

(5)  Stock Option Plans

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

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

2002 Stock Plan

The Company’s board of directors adopted and the Company’s stockholders approved the 2002 Stock Plan (the “2002 Plan”) in January 2002. In April 2006, the Company’s board of directors amended the 2002 Plan to add additional types of equity awards to be granted under the 2002 Plan. The 2002 Plan provides for the granting of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options, stock purchase rights (commonly known as restricted stock awards) and restricted stock units to the Company’s employees, directors and consultants. A total of 1,180,762 shares of common stock were initially reserved for issuance pursuant to the 2002 Plan, and the 2002 Plan provides for annual increases in the number of shares available on the first day of each year, beginning in 2003, equal to the lesser of three percent of the outstanding shares of common stock on the first day of the applicable year, 1,000,000 shares, or another amount as the Company’s board of directors may determine. The 2002 Plan is administered by the board of directors or by committees appointed by the Company’s board of directors, (the “Administrators”). The Administrators have the power to determine the terms of the options, restricted stock awards and restricted stock units granted, including the exercise price, the number of shares subject to each option, the vesting schedules of restricted stock awards and restricted stock units, the exercisability of the option and the form of consideration payable upon exercise. Under the terms of the 2002 Plan, the options generally expire 10 years after the date of grant or within three months of termination. Options granted prior to 2005 generally vest as to 25 percent of the shares underlying the options at the end of each one year period over four years and are exercisable as they vest. Options granted during 2005 and 2006 generally vest as to 33 percent of the shares underlying the options at the end of each one year period over three years and are exercisable as they vest. Restricted stock awards and restricted stock units also vest over a specified period, generally 33 percent at the end of each one year period over three years and the shares become unrestricted as they vest. The restricted stock issued pursuant to restricted stock awards granted to executives generally vest over four years with a ratable schedule of 16.6 percent in each of the first three years and 50 percent in the fourth year. These awards also have a performance enhancement option based on meeting certain internal operating targets as determined by the Administrators. If the performance enhancement is met in any of the first three years, an additional 16.6 percent of the award will vest for each such year. Restricted stock is common stock issued to the recipient pursuant to a restricted stock award or restricted stock unit that has not vested.

2005 Stock Plan

The Company assumed the 2005 Stock Plan (the “2005 Plan,” formerly known as the Pedestal Software, Inc. 2002 Stock Option and Incentive Plan) during the Pedestal acquisition. A total of 503,672 shares of common stock were reserved for issuance pursuant to the 2005 Plan at the time it was assumed by the Company. The Company also assumed all of the then unvested options granted pursuant to the 2005 Plan as of the date of the acquisition, which were converted into options to purchase approximately 257,172 shares of the Company’s common stock. The 2005 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, phantom stock and other awards based on the Company’s common stock to the Company’s employees, who were employed by Pedestal at the time of the Pedestal acquisition, directors and consultants. The 2005 Plan is administered by the Administrators. The Administrators have the power to determine the terms of the awards granted, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration. Options granted under the 2005 plan

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

generally vest as to 25 percent of the shares underlying the options at the end of a one year period and the remaining shares vest ratably each calendar quarter over the next three years and are exercisable as they vest.

A summary of the activity of the Company’s employee stock options during the year ended December 31, 2006, and details regarding the options outstanding and exercisable at December 31, 2006, are provided below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(in 000’s)	Price	Term	(in 000’s)

Outstanding at December 31, 2005	2,445	$16.32
Granted	675	$17.49
Exercised	(590)	$7.86
Forfeited	(194)	$21.19

Outstanding at December 31, 2006	2,336	$18.74	7.4	$17,468

Options outstanding, expected to vest	2,252	$18.69	7.4	$16,973
Exercisable at December 31, 2006	1,103	$17.33	6.3	$10,135

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $7.7 million, $9.0 million and $23.7 million, respectively.

The tax benefit realized from stock option exercises in the years ended December 31, 2006, 2005 and 2004 was $3.0 million, $4.3 million and $9.2 million, respectively.

A summary of the activity for restricted stock awards and restricted stock units during the year ended December 31, 2006, is provided below:

	Restricted	Weighted
	Stock	Average
	Awards	Grant Date
Nonvested Shares	(in 000’s)	Fair Value

Unvested at December 31, 2005	356	$16.10
Granted	562	$18.96
Vested	(100)	$19.51
Forfeited	(75)	$16.56

Unvested at December 31, 2006	743	$18.14

The total fair value of restricted stock awards vested during the years ended December 31, 2006 and 2005, was $1.9 million and 142,000, respectively.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Valuation and Expense Information under SFAS No. 123R

As indicated in Note 2, the Company adopted the provisions of SFAS No. 123R on January 1, 2006. The following table summarizes the share-based compensation expense by income statement line item that the Company recorded in accordance with the provisions of SFAS No. 123R (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cost of revenue — services	$607	$132	$—

Share-based compensation expense included in cost of net revenue	607	132	—

Sales and marketing	4,461	2,203	350
Research and development	4,032	1,673	64
General and administrative	3,202	1,843	199

Share-based compensation expense included in operating expenses	11,695	5,719	613

Total share-based compensation expense related to share-based equity awards	$12,302	$5,851	$613

The Company had no share-based compensation costs capitalized as part of the cost of an asset as of December 31, 2006.

The adoption of SFAS No. 123R on January 1, 2006, decreased the Company’s pre-tax income by $7.3 million, decreased net income by $4.4 million and decreased basic and dilutive net income per share by $0.15 for the year ended December 31, 2006.

At December 31, 2006, the estimated fair value of all unvested stock options and restricted stock awards and units that have not yet been recognized as compensation expense was $7.4 million and $6.8 million, respectively. The Company expects to recognize this amount over a weighted average period of 1.4 years for unvested stock options and 2.1 years for restricted stock awards and units.

As indicated in Note 2, under both SFAS No. 123R and SFAS No. 123 the Company used the Black-Scholes model to estimate the fair value of its option awards and employee stock purchase options issued under the ESPP.

The key assumptions used in the model are provided below:

	Year Ended December 31,
	2006	2005	2004

Stock option grants:
Risk free interest rate	4.7%	4.0%	3.1%
Weighted average expected lives	6.0	5.4	6.0
Volatility	65%	127%	139%
Dividend yield	—	—	—
ESPP:
Risk free interest rate	4.9%	3.4%	1.6%
Weighted average expected lives	0.5	0.5	0.5
Volatility	26%	36%	41%
Dividend yield	—	—	—

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant date fair value of the options and awards, and employee stock purchase options granted are provided below:

	Year Ended December 31,
	2006	2005	2004

Options and awards granted	$14.77	$18.14	$24.51
ESPP options	$4.47	$1.66	$9.56

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

Pro-forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

As indicated in Note 2, the Company applied the provisions of APB No. 25 to determine its share-based compensation expense for all periods prior to January 1, 2006. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS No. 123 to its share-based compensation plans during the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net income, as reported	$3,251	$16,724
Add: Share-based employee compensation expense included in reported net income	6,047	613
Deduct: Share-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(21,429)	(14,272)

Pro forma net (loss) income	$(12,131)	$3,065

Basic net (loss) income per common share:
As reported	$0.12	$0.63
Pro forma	$(0.44)	$0.12
Diluted net (loss) income per common share:
As reported	$0.11	$0.61
Pro forma	$(0.44)	$0.11

2002 Employee Stock Purchase Plan

In February 2002, the Company’s board of directors adopted the 2002 Employee Stock Purchase Plan, which became effective upon the completion of the Company’s initial public offering. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP, and the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of two percent of the outstanding shares of the Company’s common stock on the first day of the applicable year, 750,000 shares, or another amount as the Company’s board of directors may determine. The Company’s board of directors or a committee established by the board of directors will administer the ESPP and will have authority to interpret the terms of the ESPP and determine eligibility.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Participants can purchase common stock through payroll deductions of up to 10 percent of their eligible compensation which includes a participant’s base salary, overtime and shift premiums and commissions, but excludes all other compensation. A participant could purchase a maximum of 1,125 shares during the first offering period under the ESPP and may purchase a maximum of 750 shares during each subsequent six-month offering period. Amounts deducted and accumulated for the participant are used to purchase shares of common stock at the end of each six-month offering period. The price is 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of an offering period. Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date. Participation ends at termination of employment. A participant may not transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP.

(6)  Altiris 401(k) Plan

The Company adopted the Altiris, Inc. 401(k) Plan (the “401(k) Plan”) in February 2002. The 401(k) Plan covers all Altiris U.S. employees who meet certain requirements. The Plan allows the Company to contribute an amount equal to 50% of the first 6% of eligible compensation that the employee contributes.

The Company’s matching contributions to the 401(k) Plan were $2.3 million, $1.1 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(7)  Income Taxes

The Company’s income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic	$24,957	$12,727	$25,175
Foreign	554	(3,950)	2,201

	$25,511	$8,777	$27,376

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s total income tax provision includes the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$12,375	$5,054	$7,473
State	3,197	1,193	1,653
Foreign	313	613	1,006

Total current	15,885	6,860	10,132

Deferred:
Federal	(3,975)	(495)	520
State	(1,676)	(305)	72
Foreign	108	(534)	(72)

Total deferred	(5,543)	(1,334)	520

Total provision for income taxes	$10,342	$5,526	$10,652

The actual income tax expense differs from the expected tax expense as computed by applying the U.S. federal statutory tax rate of 35 percent, 34 percent and 35 percent for the years ended December 31, 2006, 2005 and 2004, respectively, as a result of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

U.S. federal statutory tax	$8,929	$2,984	$9,582
Foreign earnings taxed in specific jurisdictions	227	1,421	(18)
State taxes (net of federal income tax benefit)	992	587	1,208
Non-deductible items	471	354	349
Research credits	(250)	(263)	(763)
Foreign withholding taxes	—	—	184
Change in valuation allowance attributable to operations	—	(405)	—
Exclusion for ETI	(283)	(49)	(114)
Non-deductible in-process research and development	—	544	—
Section 199 Deduction	(332)	(122)	—
Share-based compensation	829	416	—
Alternative Minimum Tax	—	—	224
Other	(241)	59	—

	$10,342	$5,526	$10,652

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

As of December 31, 2006, the Company had recorded net operating losses (“NOL”) for domestic income tax reporting purposes of $7.0 million. Included in this amount are federal NOLs which will begin to expire in 2021 and state NOLs which expire depending on the rules of the various states to which the loss is allocated. In addition, the Company had recorded $5.7 million of NOLs in certain foreign jurisdictions.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2006, the Company maintained a valuation allowance of $1.1 million related to certain acquired federal and state NOLs due to provisions in the Internal Revenue code which limit the annual availability and utilization of these NOLs to an amount not to exceed the value of the company on the ownership change date multiplied by the federal long-term tax-exempt rate. If the annual limitation of approximately $230,000 is not utilized in any particular year, it will remain available on a cumulative basis through the expiration date of the applicable NOLs. In addition, the Company maintained a valuation allowance of $1.9 million on its foreign NOLs due to the uncertainty of future taxable income in such foreign jurisdictions. Should the Company ultimately realize a benefit from these NOLs, the reversal of the valuation allowance would result in a provision benefit for the Company. During the year ended December 31, 2006, the total valuation allowance against the Company’s deferred tax assets increased $476,000 which is primarily due to additional losses in foreign jurisdictions, offset by a $93,000 benefit related to the reversal of a portion of the valuation allowance against domestic NOLs.

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates which will apply when the differences are expected to be settled or realized. The significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred tax assets:
NOL carryforwards	$5,990	$6,030
Accrued vacation	1,852	1,583
Allowance for bad debt	1,512	1,084
Deferred revenue	14	—
Accrued sales tax	—	17
Returns allowance	185	288
Share-based compensation	4,540	2,054
Cumulative effect of a change in accounting principle	(221)	—
Other	190	441
Other credits	455	1,191

Total deferred tax assets	14,517	12,688
Valuation allowance	(3,023)	(2,547)

Total net deferred tax assets	11,494	10,141

Deferred tax liabilities:
Prepaids	(183)	(67)
Depreciation and amortization	105	(420)
Identified intangible basis difference	(5,832)	(9,349)

Total deferred tax liability	(5,910)	(9,836)

Total net deferred tax asset	$5,584	$305

The total net deferred income tax asset of $5.6 million as of December 31, 2006 is comprised of a $4.8 million current deferred tax asset and a $737,000 long-term deferred tax asset.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)  Commitments and contingencies

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

Indemnifications

The Company generally provides within its negotiated license agreements a limited indemnification provision for claims by third parties relating to the Company’s rights to use, market and distribute its products, as well as for claims of personal injury and property damage. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). At December 31, 2006, the Company was not aware of any material liabilities arising from these indemnifications.

Legal matters

On November 21, 2006, Macrovision Corporation, (“Macrovision”), filed a patent infringement suit against the Company and its wholly owned subsidiary, Wise in the United States District Court for the Northern District of California, alleging that some of the Company’s products infringe two Macrovision patents and that the Company wrongfully interfered with prospective economic relationships with potential customers of Macrovision. Macrovision’s complaint requests both injunctive relief and monetary damages. In its response to Macrovision’s complaint, the Company and Wise together deny the claims of infringement and wrongful interference with prospective economic relations and assert that Macrovision’s patents are invalid. The Company and Wise have also brought a counterclaim against Macrovision asserting that certain of Macrovision’s products are infringing two of their patents. In response to the counterclaim, Macrovision has denied the claims of infringement and asserted, among other things, that the Company’s patents are invalid. The Company is vigorously defending against the claims made by Macrovision and prosecuting its claims against Macrovision.

In December 1999, the Company commenced a patent infringement suit against Symantec in the United States District Court for the District of Utah (the “Utah Action”). In April 2004, Symantec and its wholly owned subsidiary, PowerQuest Corporation (“PowerQuest”) jointly commenced a patent infringement suit against the Company in the United States District Court for the Eastern District of Texas (the “Texas Action”). In May 2005, the Company, Symantec, and PowerQuest entered into a settlement agreement that resolved all claims brought by the parties in the Utah Action and the Texas Action, respectively, and both cases have been dismissed with prejudice. As a result of this settlement, the Company recorded a $10.0 million benefit in other income, net in its results of operations for the year ended December 31, 2005.

The Company is involved in claims, such as those described above, that arise in the ordinary course of business. In accordance with SFAS No. 5 the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, in the Company’s opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Leases

Certain of the Company’s foreign subsidiaries have entered into leases of up to 62 months for which the parent company has guaranteed, on an unsecured basis, the rental payments of the subsidiaries. Total future non-cancellable rental payments under these leases was $4.9 million at December 31, 2006.

In April 2006, the Company amended the lease for its corporate headquarters in Lindon, Utah. Included in the amendment are obligations for the Company to lease additional office space at various dates from April 2007 through September 2009. The total initial base monthly rent for the additional space is $42,000, subject to annual escalations per the terms of the amendment.

Common Stock Repurchase Program

In July, 2006, the Company implemented a stock repurchase program pursuant to which up to an aggregate of $50.0 million of the Company’s outstanding common stock may be repurchased from time to time during the 24 month period that began July 2006. In conjunction with the stock repurchase program, the Company adopted a Rule 10b5-1 stock trading plan in August, 2006 pursuant to which it has instructed a broker to execute stock repurchases according to pre-determined instructions. On February 1, 2007 the common stock repurchase program was suspended. No shares of common stock have been repurchased under this stock repurchase program.

Dell Obligation

In November, 2006, the Company entered into a Master Relationship, Development and License Agreement (the “Agreement”) with Dell whereby the Company and Dell have agreed to jointly develop, market, distribute, and support certain customized versions of the Company’s system management software products (the “Customized Products”). Pursuant to the Agreement, the Company assumed certain obligations and granted to Dell certain rights in the event more than 50% of the Company’s total outstanding equity securities, or a controlling interest in the Company’s assets associated with the Customized Products, is acquired directly or indirectly by (i) any one of the Named Acquirers, or (ii) by an entity other than a Named Acquirer that fails to fulfill certain obligations within the first six months after the closing of such acquisition, provided that certain additional conditions described in the Agreement are satisfied. In such event, the Company would be obligated to, among other things, pay Dell the lump sum of $10 million, and release the Customized Product’s source code to Dell, subject to certain license restrictions and confidentiality obligations on the part of Dell and solely to enable Dell to maintain and support the Customized Products. Also in such event, Dell would have the right to distribute the Customized Products and other products to certain Dell customers on a royalty-free basis for a period of 18 months, and any remaining unvested warrant shares would be automatically vested. These obligations and rights will expire on the five-year anniversary date of the Agreement.

Concentration of credit risk and significant customers

The Company offers credit terms on the sale of licenses to its software products to certain customers. The Company periodically and selectively performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. Customers that accounted for more

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

than 10% of total revenue for the years ended December 31, 2006, 2005 and 2004, and/or 10 % of accounts receivable balances as of December 31, 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	2005	2004

Revenue:
Dell	23%	26%	25%
Hewlett-Packard	13%	18%	31%

	As of December 31,
	2006	2005

Accounts receivable:
Dell	22%	18%
Hewlett-Packard	7%	12%

(9)  Related party transactions

CEW, an entity owned by an executive officer of the Company, purchased approximately $177,000 and $447,000 of the Company’s product during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 the Company did not have any significant payable or receivable balances related to CEW.

A director of the Company is also a director of DirectPointe. In August, 2006 the Company invested $500,000 in a private placement of DirectPointe preferred stock. In addition, the Company paid to DirectPointe $500,000 related to the termination of an exclusive distribution and license agreement. Sales to DirectPointe during the years ended December 31, 2006, 2005 and 2004 were not significant. As of December 31, 2006 the Company did not have any significant payable or receivable balances related to DirectPointe.

The Company utilizes the services of an outsourced vending company for internal use. An executive officer of the Company is related to the individual specifically accountable for the Company’s account. For the years ended December 31, 2006 and 2005, the Company paid costs of $86,000 and $78,000, respectively for these vending services. As of December 31, 2006 the Company did not have any significant payable or receivable balances related to this vendor.

(10)  Segment, geographic and customer information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) establishes standards for public enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as one segment, the development and marketing of IT service-oriented management software products and services.

Revenue from customers located outside the United States accounted for 32 percent, 37 percent and 36 percent of total revenue during the years ended December 31, 2006, 2005 and 2004, respectively. The majority of international sales have been made in Europe and Canada. As of December 31, 2006 there were no significant long-lived assets held outside the United States.

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents revenue by geographic areas for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Domestic operations:
Domestic customers	$156,139	$118,227	$106,053
International customers	8,670	8,992	7,738

Total	164,809	127,219	113,791

International operations:
Europe customers	55,467	51,031	44,892
Other customers	9,158	9,390	7,882

Total	64,625	60,421	52,774

Consolidated revenue	$229,434	$187,640	$166,565

(11)  Restructuring charge

During 2005, the Company recorded a restructuring charge and accrual of $2.1 million affecting continuing operations and related to involuntary employee termination benefits for individuals throughout the Company’s workforce, including $0.2 million of share-based compensation related to the accelerated vesting of certain stock options.

Pursuant to the restructuring plan, the Company notified 86 employees that their employment would be terminated. As of December 31, 2006, all of these employees had left the Company’s employment and $2.2 million had been paid as termination benefits and related costs pursuant to the restructuring.

As part of the restructuring plan, the Company determined that office space in two locations in Germany were no longer required. As of December 31, 2006, this office space was no longer in use and all required obligations had been settled.

The following summarizes the restructuring plan activity as it relates to the employee severance and other related benefits for the period ended December 31, 2006 (in thousands):

Restructuring liability at December 31, 2005	$71
Severance and related costs	26
Lease cancellation and other costs	16

Restructuring liability	113
Cash payments	(113)

Restructuring liability at December 31, 2006	$—

ALTIRIS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)  Unaudited quarterly financial data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2006:
Total revenue	$57,404	$55,620	$55,969	$60,441
Gross profit	46,305	44,256	44,375	48,973
Net income	5,394	2,839	3,640	3,647
Basic net income per share	$0.19	$0.10	$0.13	$0.13
Diluted net income per share	$0.19	$0.10	$0.12	$0.12
Basic weighted average common shares	27,881	28,445	28,628	28,808
Diluted weighted average common shares	28,275	29,124	29,339	29,655
Year ended December 31, 2005:
Total revenue	$46,932	$46,331	$48,775	$45,602
Gross profit	38,999	36,809	39,562	35,171
Net income (loss)	2,058	4,574	132	(3,513)
Basic net income (loss) per share	$0.08	$0.17	$0.00	$(0.13)
Diluted net income (loss) per share	$0.07	$0.16	$0.00	$(0.13)
Basic weighted average common shares	27,295	27,441	27,705	27,926
Diluted weighted average common shares	28,303	28,327	28,288	27,926

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Income	Deductions	Period

Allowances for doubtful accounts:
Year ended December 31, 2006	$2,776	$1,365	$(1,773)	$2,368
Year ended December 31, 2005	$1,505	$1,457	$(186)	$2,776
Year ended December 31, 2004	$1,075	$724	$(294)	$1,505
Allowances for sales returns and rebates:
Year ended December 31, 2006	$1,930	$7,014	$(7,054)	$1,890
Year ended December 31, 2005	$1,231	$6,779	$(6,080)	$1,930
Year ended December 31, 2004	$1,120	$4,528	$(4,417)	$1,231

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(KG)	Agreement and Plan of Merger, dated December 1, 2003, by and among the Registrant, Sage Acquisition Corporation, Wise Solutions, the shareholders of Wise Solutions and the shareholders representative
2	.2(R)	Agreement and Plan of Merger, dated March 23, 2005, by and among the Registrant, Augusta Acquisition Corporation, Pedestal Software Inc. and the stockholder representative
3	.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect
3	.2(A)	Amended and Restated Bylaws of the Registrant currently in effect
4	.1(B)	Specimen Common Stock Certificate
4	.2(B)	First Amended and Restated Investors’ Rights Agreement, dated as of May 2, 2002, between Registrant and the Investors (as defined therein)
10	.1(B)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2A(B)	1998 Stock Option Plan
10	.2B(B)	Form of Option Agreement under the 1998 Stock Option Plan
10	.3A(C)	2002 Stock Plan, as amended
10	.3B(B)	Form of Option Agreement under the 2002 Stock Plan
10	.3C(V)	Form of Restricted Stock Purchase Agreement under the 2002 Stock Plan
10	.4A	2002 Employee Stock Purchase Plan, as amended
10	.4B(B)	Form of Subscription Agreement under the 2002 Employee Stock Purchase Plan
10	.5A(B)	License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation
10	.5A1(DE)	Amendment No. 1 to Compaq Development Items License Agreement between the Registrant and Compaq Computer Corporation, dated April 25, 2002
10	.5A2(GL)	Amendment No. 2 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated September 12, 2003
10	.5A3(F)	Amendment No. 3 to License and Distribution Agreement between the Registrant and Hewlett-Packard Company, dated December 21, 2005
10	.5A4(F)	Amendment No. 4 to License and Distribution Agreement between the Registrant and Hewlett-Packard, dated September 27, 2006
10	.5B(B)	License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation
10	.5C(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated April 20, 2000
10	.5D(BGH)	Amendment No. 1 to License and Distribution Agreement, dated November 12, 1999, by and between the Registrant and Compaq Computer Corporation, dated August 11, 2000
10	.5E(B)	Amendment No. 2 to License and Distribution Agreement, dated November 12, 1999, and to Amendment No. 1, dated April 20, 2000, each by and between the Registrant and Compaq Computer Corporation, dated October 31, 2001
10	.5F(BG)	Amendment No. 3 to License and Distribution Agreement, dated November 12, 1999, and to Amendments No. 1 and No. 2, between the Registrant and Compaq Computer Corporation, dated December 1, 2001
10	.5G(I)	Amendment No. 4 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003
10	.5H(IG)	Amendment No. 5 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 30, 2003

Exhibit
Number		Description of Document

10	.5I(OG)	Amendment No. 6 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated January 1, 2004
10	.5J(FP)	Amendment No. 7 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 26, 2004
10	.5K(FP)	Amendment No. 8 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated May 26, 2004
10	.5L(FP)	Amendment No. 9 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated June 30, 2004
10	.5M(FT)	Amendment No. 10 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated October 15, 2004
10	.5N(F)	Amendment No. 11 to License and Distribution Agreement, dated November 12, 1999, between the Registrant and Hewlett-Packard Company, dated April 24, 2006
10	.6(B)	Lease Agreement, dated December 31, 2001, between Canopy Properties, Inc. and Altiris, Inc.
10	.6A(D)	First Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated September 12, 2002
10	.6B(D)	Second Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated March 31, 2003
10	.6C(D)	Third Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 20, 2003
10	.6D(M)	Fourth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated November 1, 2003
10	.6E(O)	Fifth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated January 23, 2004
10	.6F(P)	Sixth Amendment to Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 5, 2004
10	.6G(P)	Letter from Canopy Properties, Inc. to the Registrant regarding the Lease Agreement, dated December 31, 2001, between the Registrant and Canopy Properties, Inc., dated May 21, 2004
10	.6H(V)	Seventh Amendment to Lease Agreement, dated December 3, 2001, between Registrant and Canopy Properties, Inc., dated January 14, 2005
10	.7(GJ)	Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and Altiris, Inc.
10	.7A(GM)	Amendment One to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 18, 2003
10	.7B(GO)	Amendment Two to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated February 28, 2004
10	.7C(FP)	Amendment Three to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated May 25, 2004
10	.7D(FQ)	Amendment Four to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated July 14, 2004
10	.7E(FP)	Amendment Five to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated June 9, 2004
10	.7F(F)	Amendment Number Six to Software Licensing Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated August 1, 2005
10	.7G(F)	Amendment Seven to Software License Agreement, dated April 26, 2002, by and between Dell Products, L.P. and the Registrant, dated September 25, 2006
10	.8(S)	2005 Stock Plan
10	.9(W)(X)	Senior Management Severance Plan

Exhibit
Number	Description of Document

23.1	Independent Auditors’ Consent — KPMG LLP
31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to exhibits of the same number filed with the registrant’s Form 8A/A (File No. 000-49793) on July 24, 2002.

(B)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-1 (File No. 333-83352), which the Commission declared effective on May 22, 2002.

(C)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(D)	Incorporated by reference to exhibits of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on July 31, 2003.

(E)	Although Exhibit 10.5A1 is titled “Amendment No. 1 to Compaq Development Items License Agreement,” this agreement amends the License and Distribution Agreement, dated August 21, 2001, by and between the Registrant and Compaq Computer Corporation.

(F)	The registrant has requested confidential treatment from the Commission with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the Commission.

(G)	The registrant obtained confidential treatment from the Commission with respect to certain portions of this exhibit. Omissions are designated as [*] within the exhibit as filed with the Commission. A complete copy of this exhibit has been filed separately with the Commission.

(H)	Although Exhibit 10.5C and Exhibit 10.5D are each titled “Amendment No. 1 to License and Distribution Agreement,” they are separate exhibits.

(I)	Incorporated by reference to exhibits of the same number filed with the registrant’s Registration Statement on Form S-3 (File No. 333-107408) on July 28, 2003.

(J)	Incorporated by reference to exhibits of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 28, 2003.

(K)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on December 16, 2003.

(L)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 13, 2003.

(M)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 15, 2004.

(N)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on April 29, 2004.

(O)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on May 10, 2004.

(P)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 9, 2004.

(Q)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2004.

(R)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on March 29, 2005.

(S)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Registration Statement on Form S-8 (File No. 333-123748) on April 1, 2005.

(T)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K (File No. 000-49793) on March 16, 2005.

(U)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Annual Report on Form 10-K/ A (File No. 000-49793) on April 29, 2005.

(V)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on August 11, 2005.

(W)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Current Report on Form 8-K (File No. 000-49793) on October 26, 2005.

(X)	Incorporated by reference to the exhibit of the same number filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-49793) on November 9, 2005.